Form 10QSB
period 2000-03-31
CAPRI CORP
filed 2000-05-10
CIK 881601

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-28511

                                   CAPRI CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             MINNESOTA                                 41-1704533
  (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

                2301 WEST 22ND STREET, OAK BROOK, ILLINOIS 60523
                    (Address of Principal Executive Offices)

                                 (630) 645-0145
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No X
                                      ---   ---

The registrant has a single class of common stock, of which there are 12,285,257 shares issued and outstanding as of May 1, 2000


         Transitional Small Business Disclosure Format (Alternative 2):

                                  Yes  X  No
                                      ---   ---


================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CAPRI CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)


ASSETS

Current assets:
     Cash and cash equivalents                               $ 2,133,713
     Accounts receivable, net of allowance for                 3,327,877
        doubtful accounts of $ 38,117
     Other current assets                                         36,736
                                                             -----------
        Total current assets                                   5,498,326
 Computer software development costs, net of accumulated         723,788
     amortization of $ 332,300
 Fixed assets, net of accumulated depreciation of $323,581       427,214
 Other assets                                                     76,484
                                                             -----------
        Total assets                                         $ 6,725,812
                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Current Liabilities:
        Accounts payable and accrued expenses                $   360,558
        Deferred sales                                         1,072,961
        Accrued and deferred income taxes                        683,692
                                                             -----------
           Total current liabilities                           2,117,211
     Non-current liabilities:
        Accrued and deferred income taxes                        236,295
                                                             -----------
           Total liabilities                                   2,353,506
                                                             -----------

Stockholders' equity:
     Common stock                                                122,853
     Additional paid in capital                                1,197,538
     Retained earnings                                         3,143,134
     Accumulated other comprehensive income:
        Foreign currency translation adjustments                 (91,219)
                                                             -----------
           Total stockholders' equity                          4,372,306
                                                             -----------
           Total liabilities and
               stockholders' equity                          $ 6,725,812
                                                             ===========


See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
       For the Three Months and Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    -------------------------------   -------------------------------
                                                    MARCH 31, 2000   MARCH 31, 1999   MARCH 31, 2000   MARCH 31, 1999
                                                    --------------   --------------   --------------   --------------
REVENUE:
    Software sales                                   $ 1,150,616      $   574,314       $ 2,863,465       $ 2,265,113
    Software maintenance                                 463,245          345,220         1,260,597           946,766
    Other                                                338,723          170,396         1,034,357           728,129
                                                     -----------      -----------       -----------       -----------
       Total revenues                                  1,952,584        1,089,930         5,158,419         3,940,008

COST OF REVENUES                                         480,515          293,728         1,388,925         1,124,469
                                                     -----------      -----------       -----------       -----------
                    Gross profit                       1,472,069          796,202         3,769,494         2,815,539

OTHER OPERATING COST:
    Research and development                              98,701          103,000           330,843           281,989
    Selling and marketing                                302,418          201,652           754,980           478,254
    General and administrative                           538,137          375,410         1,279,221         1,055,464
                                                     -----------      -----------       -----------       -----------

                    Operating income                     532,813          116,140         1,404,450           999,832
                                                     -----------      -----------       -----------       -----------

OTHER INCOME (EXPENSE):
    Interest income                                       18,471           17,982            54,414            60,178
    Other income/expense                                     500              (88)            2,084              (629)
                                                     -----------      -----------       -----------       -----------

                    Total other income (expense)          18,971           17,894            56,498            59,549
                                                     -----------      -----------       -----------       -----------

                    Net income before income taxes       551,784          134,034         1,460,948         1,059,381

INCOME TAX EXPENSE                                       224,413           43,351           587,391           380,978
                                                     -----------      -----------       -----------       -----------

                    Net income                       $   327,371      $    90,683       $   873,557       $   678,403
                                                     -----------      -----------       -----------       -----------



EARNINGS PER SHARE:
    Basic                                            $      0.03      $      0.01       $      0.07       $      0.06
                                                     -----------      -----------       -----------       -----------
    Diluted                                          $      0.03      $      --         $      0.07       $      0.05
                                                     -----------      -----------       -----------       -----------


See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                For the Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                                                                            FOREIGN
                                                                              ADDITIONAL                    CURRENCY
                                                                    COMMON      PAID-IN       RETAINED     TRANSLATION
                                                    TOTAL           STOCK       CAPITAL       EARNINGS     ADJUSTMENTS
                                                 -----------    -----------   -----------   -----------   -----------
Balance, July 1, 1999                            $ 3,521,204    $   122,853   $ 1,197,538   $ 2,269,577   $   (68,764)
Comprehensive income:
    Net income                                       873,557           --            --         873,557          --
    Other comprehensive income:
       Foreign currency translation adjustment       (22,455)          --            --            --         (22,455)
                                                 -----------    -----------   -----------   -----------   -----------
                Total comprehensive income           851,102           --            --         873,557       (22,455)
                                                 -----------    -----------   -----------   -----------   -----------
Balance, March 31, 2000                          $ 4,372,306    $   122,853   $ 1,197,538   $ 3,143,134   $   (91,219)
                                                 ===========    ===========   ===========   ===========   ===========

Balance, July 31, 1998                           $ 2,693,314    $   122,753   $ 1,197,238   $ 1,425,376   $   (52,053)

Comprehensive income:
    Net income                                       678,403           --            --         678,403          --

    Other comprehensive income:
       Foreign currency translation adjustment        (3,211)          --            --            --          (3,211)
                                                 -----------    -----------   -----------   -----------   -----------
                Total comprehensive income           675,192           --            --         678,403        (3,211)
                                                 -----------    -----------   -----------   -----------   -----------

Common stock issued                                      400            100           300          --            --
                                                 -----------    -----------   -----------   -----------   -----------
Balance, March 31, 1999                          $ 3,368,906    $   122,853   $ 1,197,538   $ 2,103,779   $   (55,264)
                                                 ===========    ===========   ===========   ===========   ===========



See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
         For Three Months and Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    ------------------------------        -------------------------------
                                                    MARCH 31, 2000  MARCH 31, 1999        MARCH 31, 2000   MARCH 31, 1999
                                                    --------------  --------------        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $   327,371    $    90,683           $   873,557       $   678,403
                                                      -----------    -----------           -----------       -----------
    Adjustments to reconcile net income to
     cash provided by operating activities:
       Depreciation and amortization                       95,822         31,645               200,975           130,935
       Provision for bad debt                               4,000          6,000                16,000            18,000
       Foreign currency translation
          adjustment                                       (7,700)       (31,567)              (21,293)           (3,211)
       (Increase) decrease in:
          Accounts receivables                           (574,559)        28,740            (1,260,369)         (187,282)
          Unamortized software
           development costs                              (75,000)      (145,000)             (225,000)         (285,000)
          Other current assets                             50,787        (11,172)                3,543           (53,577)
          Other assets                                    (20,928)        (1,215)                 --              (1,215)
       Increase (decrease) in:
          Accounts payable and accrued expenses            11,225         16,196              (119,617)          324,157
          Deferred sales                                  998,156        366,592               868,961           137,536
          Accrued and deferred income
           taxes payable                                   88,798       (207,131)              210,888            48,660
                                                      -----------    -----------           -----------       -----------
          Total adjustments                               570,601         53,088              (325,912)          129,003
                                                      -----------    -----------           -----------       -----------
          Net cash provided by operating activities       897,972        143,771               547,645           807,406
                                                      -----------    -----------           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                              (53,146)        (3,001)             (183,560)          (75,511)
                                                      -----------    -----------           -----------       -----------
          Net cash used in investing activities           (53,146)        (3,001)             (183,560)          (75,511)
                                                      -----------    -----------           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                                      --              400                  --                 400
                                                      -----------    -----------           -----------       -----------
          Net cash provided by financing activities          --              400                  --                 400
                                                      -----------    -----------           -----------       -----------
          Net increase in cash and cash equivalents       844,826        141,170               364,085           732,295
CASH AND CASH EQUIVALENTS:
    Beginning of period                                 1,288,887      1,816,792             1,769,628         1,225,667
                                                      -----------    -----------           -----------       -----------
    End of period                                     $ 2,133,713    $ 1,957,962           $ 2,133,713       $ 1,957,962
                                                      ===========    ===========           ===========       ===========



See notes to condensed consolidated financial statements.

                       CAPRI CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Capri Corp. and its wholly-owned subsidiaries Cimnet Systems, Inc. and InterConexus.com, Inc. ("Company") after eliminating material intercompany balances and transactions. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended June 30, 1999. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results, which may be expected for the year as a whole.

Use of Estimates

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Reclassification of Expenses

Certain reclassifications of March 31, 1999 balances have been made to conform with the March 31, 2000 presentation; there was no impact on net income or stockholders' equity.


2.   SELECTED SIGNIFICANT ACCOUNTING POLICIES

Software development costs

The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the cost of computer software to be sold, leased, or marketed". Initial costs are charged to operations as research and development until such time as the Company has established technological feasibility of the computer software product. Technological feasibility is established when a product and detail program design is complete, resources have been allocated to the project, the detail program specifications are confirmed to be consistent with the product design and the detail program design does not contain any high risk development issues. Thereafter, the Company capitalizes certain payroll costs, payroll related costs, outside contracted services and costs to obtain certain third-party licenses associated with the development of the software program.

Amortization of capitalized costs starts when the product is available for general release to the public. The Company's policy is to amortize capitalized costs by the greater of (a) the ratio that the current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported upon. Unamortized software costs are carried at the lower of book value or the net realizable value, as determined by management.

Revenue recognition

The Company recognizes revenue from software using the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 97-2, "Software Revenue Recognition" and Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Under these provisions, revenue from software sales is recognized when all of the following criteria are met: pervasive evidence of an arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable.

The Company has identified the elements that may exist within a sales arrangement as software, software maintenance, hardware and services. The Company uses vendor specific objective evidence ("VSOE") to determine the fair value to assign to the software maintenance, hardware and service elements when it exist within the sales arrangement. VSOE is established by using the price the Company charges other customers when the same element is sold separately. The Company uses the residual method to determine the value of the sale arrangement to assign to the software sale. Under this method, all other elements within the sales arrangement are identified and valued using VSOE. The total of all the identified elements are pulled-out of the total sales arrangement value and the remaining amount is assigned to the software.

Revenue from software sales is recognized when the software is delivered and has been installed onto the customer's computer. In the event a customer is granted a right to return the software, recognition of revenue is deferred until such time as the right to return expires.

Software maintenance is charged to the customer as an annual fee, based on a predetermined percentage of the original software costs and is recognized monthly, on a straight-line basis. Maintenance is usually billed to the customer quarterly and continues to be provided to the customer for as long as they pay for the maintenance.

Other revenue includes revenue from the sale of hardware and other services, such as installation, implementation, training or customization and is recognized at the time the product or service is delivered.


3.   EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the diluted effect of shares associated with the common stock option plan, treated as if they were exercised.

The following table sets forth the computation of basic and diluted earnings per share:


                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                               -------------------------------    --------------------------------
                               MARCH 31, 2000   MARCH 31, 1999    MARCH 31, 2000    MARCH 31, 1999
                               --------------   --------------    --------------    --------------
Net income                      $   327,371      $    90,683        $   873,557      $   678,403
                                ===========      ===========        ===========      ===========

Weighted average shares
outstanding                      12,285,257       12,285,257         12,285,257       12,278,542

Dilutive effect of the common
stock option plan                   760,834          730,000            760,834          736,715
                                 ----------       ----------         ----------       ----------

Diluted shares outstanding       13,046,091       13,015,257         13,046,091       13,015,257
                                 ==========       ==========         ==========       ==========

Basic earnings per share        $       .03      $       .01        $       .07      $       .06
Diluted earnings per share      $       .03      $      --          $       .07      $       .05


4.   COMPREHENSIVE INCOME

As of July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting of comprehensive income and its components. There is no effect on net income or stockholders' equity as it is presented in the financial statements. Comprehensive income includes foreign currency translation adjustments that had previously been excluded from net income and instead had been reflected in stockholders' equity.

The following table sets forth the calculation of comprehensive income on an interim basis:


                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                             --------------------------------     ---------------------------------
                             MARCH 31, 2000    MARCH 31, 1999     MARCH 31, 2000     MARCH 31, 1999
                             --------------    --------------     --------------     --------------
Net income (loss)              $ 327,371         $  90,683          $ 873,557          $ 678,403

Foreign currency translation
adjustments                       (8,862)          (31,567)           (22,455)            (3,211)
                               ---------         ---------          ---------          ---------

Total comprehensive income
                               $ 318,509         $  59,116          $ 851,102          $ 675,192
                               =========         =========          =========          =========


5.   SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's chief operating decision-makers recognize that all revenue sources are dependent on the sale of its software product, Paradigm(R). Accordingly, the Company considers it has only one business segment.

6.   OPERATING LEASES

On February 9, 2000, the Company entered into a new operating lease for its corporate office. The lease requires monthly payments thru July 31, 2007, totaling $1,106,673 plus taxes and operating expenses. No payments are required under this lease during the fiscal year ending June 30, 2000.

7. AVAILABLE LINE OF CREDIT

On October 30, 1999 the Company entered into a revolving credit agreement with American National Bank and Trust Company of Chicago, which replaced the Company's previous revolving line of credit. This new agreement provides an open line of credit of up to five hundred thousand dollars ($500,000). This line of credit, which expires on October 30, 2000, provides for interest at one percent over the published prime rate of the bank on funds used, and is secured by the assets of the Company and its domestic subsidiary. As of March 31, 2000, the Company has utilized $160,000 of the line in the form of an irrevocable letter of credit issued as security against renovations to the Company's new headquarters location. Assuming no events of default occur, the letter automatically reduces by $40,000 every six months, and fully expires in 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB. There is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Ex. 27   Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Registrant filed a current report on Form 8-K on March 31, 2000 reporting pursuant to Item 5 the filing of a registration statement on Form 10-SB for InterConexus.com, Inc., a wholly-owned subsidiary of the Registrant ("InterConexus.com"), as well as the contemplated distribution of InterConexus.com common stock to the shareholders of the Registrant upon the effectiveness of InterConexus.com's registration statement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPRI CORP.
                                       (Registrant)

Date:  May 10, 2000
                                       By: /s/ Mehul J. Dave
                                           -------------------------------------
                                           Mehul J. Dave, Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Financial Officer)