Form 10KSB
period 2000-06-30
CAPRI CORP
filed 2000-09-27
CIK 881601

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB


         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   X     ACT OF 1934
 -----
         For the fiscal year ended June 30, 2000

                                       OR

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----   ACT OF 1934

                         COMMISSION FILE NUMBER: 0-28511

                                   CAPRI CORP.
                 (Name of Small Business Issuer in its Charter)

                MINNESOTA                                 41-1704533
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

     2651 WARRENVILLE ROAD, SUITE 560                    (630) 874-5500
      DOWNERS GROVE, ILLINOIS 60515              (Registrant's Telephone Number,
 (Address of Principal Executive Offices,               Including Area Code)
           including Zip Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         Issuer's revenues for fiscal 2000:  $7,575,160.

         The aggregate market value of the voting common equity held by non-affiliates of the issuer was approximately $4,088,697, based on the average bid and asked price of $.685 per share as reported on the NASD OTC bulletin board on September 21, 2000.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 28, 2000 was 12,908,901.

         Transitional Small Business Disclosure Format: Yes  X     No
                                                            ---       ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents of the registrant are incorporated herein by reference:

         DOCUMENT                                   PART OF FORM 10-K
         --------                                   -----------------

Proxy Statement for the 2000 regular                   I and II
meeting of shareholders



================================================================================

                                     PART I

The Issuer has elected to follow Form 10-KSB, Disclosure Alternative 2.

ITEM 6. DESCRIPTION OF BUSINESS.

        GENERAL. Capri Corp. is engaged in developing computer software that records, organizes and provides access to real-time, integrated manufacturing information for use by printed circuit board (PCB) manufacturers. The software provides access to information at the manufacturing plant level as it is created, such as engineering information, production scheduling, quality control reports and levels and types of inventory being produced. Licenses to use the software are marketed and sold under the trademarks Paradigm(R) and Paradeim(R). In addition, the Company provides technical support and user training and distributes certain hardware and third party software.

        Capri Corp. carries on all of its business through its predecessor entity and wholly-owned operating subsidiary, Cimnet Systems, Inc., formed in 1988, ("Cimnet") and Cimnet's subsidiaries, all of which are wholly-owned. Cimnet's subsidiaries are Cimnet Informationssysteme GmbH, a German limited liability corporation, Cimnet Systems (I) Private Limited, an India private limited company and Cimnet Systems Asia Pacific Limited, a corporation formed under the laws of Hong Kong. In this report, the term "Company" is used to refer collectively to Capri Corp., Cimnet and Cimnet's subsidiaries.

        Since September 20, 1991, the Company's common stock, par value $0.01 per share ("Common Stock"), has been quoted on the NASD OTC Bulletin Board under the symbol "CAPI", except from October 8, 1999 through early May, 2000, when it was quoted on the electronic "pink sheets" of the National Quotation Bureau, also under the symbol "CAPI".

        The Company's principal executive offices are located at 2651 Warrenville Road, Suite 560, Downers Grove, Illinois 60515, its telephone number is (630) 874-5500 and its website address is www.cimnetsys.com.

        In 1988, the founders of the Company recognized the following:

        - The market conditions within the manufacturing software marketplace were creating an opportunity for highly specialized information systems designed for the PCB industry;

        - The increasing need for manufacturing organizations to become more efficient due to increasing global competition;

        - The increasing use of client/server platforms as opposed to mini/mainframe operating systems; and

        - The increasing access to information processing due to the decreased cost of computing power.

        The Company sought to capitalize on these conditions by offering Paradigm(R), one of the first information systems designed to be used on a manufacturer's own personal computer network. Paradigm(R) records and provides access to real time information on manufacturing activities that are plant specific. Traditional personal computer networked information systems have operated at the enterprise level, as opposed to the specific plant level, and were designed to concentrate on supply chain management, finance and automation of management's business processes. These traditional "horizontal" information systems are often referred to as "enterprise resource planning" systems, or "ERP" systems, to reflect their more generic and less manufacturer-specific functionality. Alternatively, Paradigm(R), which the Company refers to as a "specialized" enterprise resource planning system, or "S/ERP", concentrates on the integration of information for a specific type of manufacturer, presently manufacturers of printed circuit boards. The manufacture of printed circuit boards, which involves the embedding of conducting metal in patterns on an insulated board with semiconductors to create electric circuits, requires engineering to a customer's specific order requirements. Paradigm(R) incorporates software technologies along with manufacturing concepts such as "Total Quality Management" and "Just In Time" production scheduling and inventory control which fit how PCB manufacturers operate their manufacturing facilities to serve their customers. The Paradigm(R) system includes features such as automation of the engineering design process, statistical process control, plant maintenance, and real-time scheduling, which reduce manufacturing cycle times, reduce the level of inventories that need to be carried by the manufacturer, improve purchasing efficiency and allow for the more effective deployment of personnel and productive assets through access to current, specific and relevant information in the manufacturing process. The Company believes that this set of features and functionalities has provided the Company with a significant competitive advantage over other system suppliers.

        The Company is investigating additional marketing initiatives to support growth and long term viability. Strategies currently under consideration include diversification outside of the PCB industry and improving market share within the PCB industry, both geographically and through new product offerings.

        PRODUCTS AND SERVICES. The Company believes its software product, Paradigm,(R) provides a fully integrated set of superior capabilities that improves speed, cost, efficiency and flexibility in the manufacturing of printed circuit boards. Some of the critical success factors in the PCB manufacturing industry, such as reducing manufacturing cycle time, eliminating manufacturing waste and inefficiency, tightening manufacturing process controls, and achieving superior customer responsiveness, can be greatly improved by the real time information gathering, organizing and access capabilities built into Paradigm(R).

        The components of the Company's offerings are:

     -  Software
     -  Installation, Training, and Consultation
     -  Software Maintenance
     -  Custom Programming Services
     -  Hardware and Network Services

        Software. Paradigm(R) supports state-of-the-art manufacturing concepts such as "Just in Time" and "Activity Based Management". The Company believes Paradigm(R) is the most advanced engineering, production, planning, and material control software ever developed for the PCB manufacturing industry. The full Paradigm(R) system is comprised of the following set of 20 integrated programs, called "modules", which provide the following functions:

-  Data Control                            -   Sales Forecasting
-  Sales Control                           -   Lot/Serial Tracking
-  Material Control                        -   JIT ("Just-In-Time") Delivery
                                               Performance
-  Production Control                      -   Cycle-Time Performance
-  Master Scheduling                       -   Plant Maintenance
-  Financial Control                       -   Statistical Process Control
-  Intelligent Engineering                 -   EDI (Electronic Data Interchange)
                                               Interface
-  Report Generation                       -   RFQ (Request For Quotation)
                                               Interface
-  Executive Information System            -   Shop Floor Monitor
-  Bar Coding and Data Collection          -   System Administration

        These modules are priced individually and licensed for a specific number of authorized users. Typical software license fees for a small installation (10 users) are approximately $100,000 while a large installation (100 users) may exceed $500,000.

        The Company has recently introduced Paradigm(R) LT - an entry-level system designed for smaller and emerging PCB manufacturing companies. This new product offers some of the basic core functionality at a lower cost to companies that in the past have been unable to consider installing the full Paradigm(R) system at their facilities. The Paradigm(R) LT product is limited to a maximum of 15 users with an average list price of $50,000. In addition, the Company has also recently introduced "Paradigm(R) On-Line," which allows users to utilize the functionalities of Paradigm(R) via an on-line interface for a periodic fee, rather than through the purchase and installation of the traditional Paradigm(R) system.

        In connection with the licensing of Paradigm(R), the Company is also an authorized reseller of complementary software products such as Oracle Corporation's Oracle(R) 7 Workgroup Server (TM) and Oracle(R) 7 Server Enterprise Edition (TM), Cognos(R)'s Impromptu(R) and Powerplay(R), Pervasive Software, Inc.'s PSQL(R), NextPage, LC's Folio Views(R) and certain of Computerwise(R), Inc.'s bar code data collection products. The revenues derived from these activities do not represent a material portion of the Company's revenues.

        The Company devotes significant resources to enhancing Paradigm(R) by developing and expanding modules for its customers. During the fiscal years ended June 30, 2000 and June 30, 1999, the Company invested approximately $622,000 and $789,000, respectively, in research and development activities, of which approximately $269,000 and $380,000, respectively, were charged to expense. The remaining balances of $353,000 and $409,000, respectively, were capitalized and will be charged to expense in future periods.

               Installation, Training and Consultation. These services are provided as separate billable services for assisting customers with the implementation of the Paradigm(R) system. Additionally, the Company offers education covering manufacturing concepts and methodologies as well as technical issues. Training and consultation is typically provided at the customer location to provide hands-on assistance. Typical revenues for these services range from $10,000 for a small installation to more than $50,000 for a large installation. The Company believes the potential for generating additional revenues in this area is significant.

               Software Maintenance. Software maintenance is offered on a contractual basis to each customer licensing the Paradigm(R) software. The software maintenance entitles the customer to support and software enhancements. The annual maintenance fee is typically 15% of the software license fee.

               Custom Programming Services. Although the Company primarily offers a standard product to its customers, special custom programming services are available for developing interfaces to other systems. With an Asian operation based in India, the Company will have access to highly talented programmers at a much lower cost, creating an opportunity to expand its custom programming services.

        COMPETITION. Although the Company competes with other companies producing software written specifically for the PCB industry, the Company believes that its products are more comprehensive and its sales of software to the PCB manufacturing industry are significantly greater than any of these specialized competitors. In addition, the Company also competes with software programs of general manufacturing application and certain non-integrated programs which have been developed internally by PCB manufacturers.

        Capital barriers to entry into competition with Paradigm(R) and other computer software programs being developed by the Company are low. In addition, many program development companies are larger and better financed than the Company. There is no barrier to such companies producing programs which would compete directly with those of the Company.

        REVENUE AND WORKING CAPITAL. The Company's revenues fluctuate from quarter to quarter throughout any fiscal year and between fiscal years. These quarterly fluctuations are the result of two principal factors:

        - Because of the relatively small number of installations each year and the large amount of revenue derived from each installation, each new Paradigm(R)software license agreement has a significant impact on the Company's reported revenue. The decision to acquire a complex information system such as Paradigm(R)requires the approval of a company's upper management and the acceptance of its operating managers. Achieving this level of approval typically requires multiple meetings and product demonstrations and may even require the installation of a test system to allow management the opportunity to assess the functionality of the system within their organization. Finalizing the specific terms of the software license agreement adds additional time to the process. As a result, the Company has little ability to influence the actual timing of a customer's execution of a license agreement.

        - The license agreements for Paradigm(R)entered into by the Company set forth the terms and conditions of the system installation. These conditions may include, for example, a phased in installation that is dependent on a plant by plant schedule, the installation order of specific modules together with a designated amount of training or the completion of a custom software interface. These conditions can impact the timing of revenue recognition and may cause that recognition to occur over several months. For example, if the software license agreement calls for 100 users at four plants to be installed in a specific order and only after the previous plant is operational, revenue associated with plants 2, 3 and 4 cannot be recognized until those plants are installed.

        The Company's principal assets are cash and accounts receivable, which are in turn used to fund payroll and growth. In the fiscal years ended June 30, 1999 and June 30, 2000, the Company invested heavily in its professional staff, equipment and infrastructure while aggressively pursuing its commitment to a global growth strategy. During the current fiscal year, the Company established a subsidiary in Hong Kong in order to provide a more focused approach to customer service in the Pacific Rim countries. Additionally, the Company formed strategic sales representative alliances with companies in Taiwan and Europe to expand its sales coverage in those areas. It is expected that these sales representative alliances will generally function as commission sales agents. All revenues and commission expense will be recorded according to the specific conditions of the respective license agreement and sales representative agreement relative to the sale of each license. The Company also entered into a distributorship relationship with a Japanese company focused entirely on business based in Japan. Under this arrangement, the Company's revenues will be limited to the amounts the Company can charge the distributor when the distributor finalizes a sale with its customer.

        As described herein, the Company distributed all of the shares of InterConexus.com, Inc. ("InterConexus.com") to the shareholders of the Company effective June 1, 2000. InterConexus.com and Cimnet have entered into a Services Agreement whereby Cimnet provides certain services to InterConexus.com on an as-needed basis. The fees for such services will be based on a rate designed to reflect Cimnet's cost of providing such services, including reimbursement of certain direct out-of-pocket expenses. InterConexus.com is free to procure such services from outside vendors or to develop an in-house capability in order to provide such services internally. The services to be provided to InterConexus.com by Cimnet pursuant to such agreement include employees, including key executives, accounting services, computer services, insurance coverage, payroll processing services and management of employee benefits programs, or any other similar services that InterConexus.com may require. During the year ended June 30, 2000, Cimnet billed InterConexus.com approximately $434,000 for services under this agreement. As InterConexus.com is currently in the development stage of its operations, the Company has recorded a reserve against those billings, through a charge to operations, in the amount of $386,550, representing the balance InterConexus.com owes Cimnet, net of amounts due InterConexus.com from a third party, which management believes are fully collectable and are payable to Cimnet on receipt by InterConexus.com.

        The Company typically receives payment for its software licenses and services in contracted installments during the course of a Paradigm(R) system installation. The Company's continuing penetration of the larger user market, while providing proportionally larger revenue per license agreement than that of its historical smaller user customer base, requires a longer implementation cycle. Customer information requirements are becoming more complex and the information systems, which Paradigm(R) must interface with, tend to be increasingly more sophisticated. This increases both the cost and complexity of any software customization and the corresponding system implementation timeframe. The accounts receivable cycle is naturally extended as a result of the these factors. The Company collects revenues for maintenance services on a quarterly basis. These revenues are based on a percentage of the software license fee, and therefore provide a relatively stable and recurring revenue and cash flow stream.

        The Company has historically invested its excess cash in short-term cash equivalents of less than three months through its bank. In the fiscal year just ended, the Company began investing its excess cash in short-term government bonds and high-grade commercial paper. These investments, while still considered cash equivalents for reporting purposes, enable the Company to spread and reduce investment risk while maximizing yield.

        The Company entered into a revolving credit agreement with American National Bank and Trust Company of Chicago, dated October 30, 1999, which provides an open line of credit of up to five hundred thousand dollars ($500,000). This line of credit, which expires on October 30, 2000, provides for interest at one percent over the published prime rate of the bank on funds used, and is secured by the assets of the Company and it's domestic subsidiary. As of June 30, 2000, the Company had utilized $160,000 of the line in the form of an irrevocable letter of credit issued as security against tenant improvements to the Company's new headquarters location, as described in Item 7. Assuming no events of default occur, the letter of credit automatically reduces by $40,000 every six months, and fully expires in 2002.

        EMPLOYEES AND LABOR RELATIONS. As of June 30, 2000, the Company had 50 employees. The Company believes that this staffing will be sufficient to manage the Company and carry out its current base of business. Staffing will need to be increased to meet future operational requirements. The employees are not members of any collective bargaining unit. The Company believes that relations with its employees are good. There were no work stoppages in the fiscal year ended June 30, 2000 and none are expected in the fiscal year ending June 30, 2001.

        CUSTOMERS. Current customers of the Company include several of the largest PCB producers in the world.

        MARKETING. The Company's fundamental marketing strategy has been to focus on printed circuit board manufacturers, a specific vertical segment within the manufacturing industry. The Company competes within the global manufacturing software market by providing goods and services that have specific capabilities for the printed circuit board manufacturing industry. The Company believes that this approach has allowed it to gain market leadership in this targeted process flow manufacturing niche by providing products and services which meet the specific needs of these manufacturers.

        In order to gain market share and visibility within the PCB manufacturing industry the Company continues to attend numerous trade shows in North America, Europe, and Asia. The Company has been successful in selling its products to many PCB manufacturing companies around the world, with 56% and 48% of the Company's revenues in 2000 and 1999, respectively, being derived from outside the United States.

        The Company has entered into agreements with sales representatives to market licenses for its products in Belgium, China, France, Germany, Hong Kong, Italy, Korea, Malaysia, Netherlands, Portugal, Scandinavia, Singapore, South Korea, Spain, Switzerland, Thailand and the United Kingdom. These companies operate as contracted sales representatives for the Company and perform specific services within defined territories on a commission basis. Sales revenues and commission expenses are recognized by the Company when the Company enters into a license agreement with a customer that a representative has identified and qualified as a potential licensee of the Company's products. The remaining markets are being pursued mainly through direct sales efforts.

        The Company and certain of its customers have created an active Paradigm(R) Users Group which discusses product enhancements, future releases and new features. The users group conducts regularly scheduled conference calls and holds an annual meeting. The Company believes that the existence of such a users group creates increased customer goodwill and also serves as an important source for product critiques and suggestions for future product enhancements.

        Having successfully installed Paradigm(R) at nearly 100 different locations, the Company believes it is the leading information systems supplier to the PCB manufacturing market. Future marketing plans within the PCB manufacturing market involve the following:

        - Marketing services to large PCB producers who have grown through acquisitions.

        - Addressing the large concentrations of PCB companies in Taiwan, Japan, and the emerging markets in China.

        FOREIGN OPERATIONS. The Company conducts its foreign operations primarily through its subsidiaries. The Company's foreign sales efforts are augmented by certain strategic alliances with local companies in key market areas. These companies operate as commissioned sales representatives for the Company and perform specific services within defined territories.

        In the summer of 1991, the Company formed a wholly owned subsidiary, Cimnet Informationssysteme GmbH in Munich, Germany, to address the requirements of the European PCB market. Today, the Paradigm(R) system has been fully translated into German. Currently, Cimnet Informationssysteme GmbH is staffed with a highly technical, multi-lingual staff capable of installing, training, and supporting the Company's European customers.

        On July 3, 1999, the Company formed an Asian sales and support office based in Bangalore, India, incorporated as Cimnet Systems (I) Private Limited. It is anticipated that this office will be the base for future growth within the Pacific Rim. In addition to providing a direct presence in the Asian market, the Company believes India offers a highly talented workforce at a lower cost when compared to the cost of the workforce in the United States. Future plans include the potential of expanding product development capabilities into India by taking advantage of this lower cost labor supply.

        In November, 1999, the Company formed a wholly owned subsidiary in Hong Kong, to provide a local presence in the important PCB manufacturing community in the Far East. Through hiring skilled local programming and other technical personnel, the Company plans to provide local technical and installation support to its customers. In addition, the Company has established sales representative relationships to serve the Far East marketplace and is negotiating a distributorship arrangement to serve the Japanese market, as described under "Revenue and Working Capital." Paradigm(R) is currently being translated into Chinese and Japanese.

        PATENTS, TRADEMARKS AND LICENSES. The Company's performance and its ability to compete are dependent, to a significant degree, on its proprietary products. The Company relies on a combination of copyright, trade secret and trademark laws, with parallel contractual provisions incorporated into the software license agreements in place with all customers, as well as proprietary rights assignment, confidentiality, non-disclosure, and non-compete agreements executed by employees and consultants as a means of establishing and protecting its proprietary interests. Paradigm(R), the registered U.S. trademark of Cimnet, was granted to Cimnet on January 26, 1993. In Germany, the software carries the registered trademark of Paradeim(R).

        In connection with the licensing of Paradigm(R), the Company is also an authorized reseller of complementary software products such as Oracle Corporation's Oracle(R) 7 Workgroup Server (TM) and Oracle(R) 7 Server Enterprise Edition (TM), Cognos(R)'s Impromptu(R) and Powerplay(R), Pervasive Software, Inc.'s PSQL(R), NextPage, LC's Folio Views(R) and certain of Computerwise(R), Inc.'s bar code data collection products. No officer, director or employee of the Company or any of its operating subsidiaries holds any license or trademark that is critical to the operation of the Company.

        RECENT EVENTS. On March 31, 2000, the Company announced that its newly formed wholly-owned subsidiary, InterConexus.com, had filed a Registration Statement to register its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company distributed all the shares of InterConexus.com to the shareholders of the Company in a taxable distribution effective June 1, 2000. InterConexus.com was formed in order to pursue certain e-commerce opportunities within the global electronic interconnect industry. The Company's shareholders as of June 1, 2000 received one share of InterConexus.com common stock for each share of Company Common Stock they owned.

        RISK FACTORS. The Common Stock of the Company involves a high degree of risk and is intended for long term investment. The following specific risk factors should be read in light of the more complete discussion elsewhere in this Registration Statement.

               Possible Conflicts of Interest and Related Party Transactions. The directors and officers of the Company are also the directors and officers of InterConexus.com. Accordingly, conflicts of interest could arise for such persons. In addition, as part of its ongoing business and operations, the Company will engage in certain transactions with InterConexus.com. Due to the relationships between the Company and InterConexus.com, the terms of such transactions may not necessarily be effectuated through arms-length negotiations. However, all such transactions will be subject to review by the Board of Directors of the Company.

               Mehul J. Dave, the Chairman of the Board, President and Chief Executive Officer of the Company, holds the same positions at InterConexus.com. In addition, P. Balasubramanian, a Director, Executive Vice President, Secretary and Treasurer of the Company, is also a Director, Secretary and Treasurer of InterConexus.com. Messrs. Dave and Balasubramanian intend to divide their time between the Company and InterConexus.com, and therefore will be unable to devote their attention solely to the operations of the Company.

               Dependence on One Product. The Company is currently marketing/licensing only one product, Paradigm(R). In addition to fees collected from licensing Paradigm(R), the Company also collects fees for support and maintenance, enhancement, and implementation of the software and training. There is no assurance that it will be able to successively develop or market any additional products or that it will be able to continue to successfully market its current product.

               Competition. The business of developing, marketing and licensing computer software programs is fiercely competitive and entry barriers into this business are relatively minimal. The vast majority of current and potential competitors of the Company are better capitalized, have greater name recognition, and are better staffed than the Company.

               No Dividends. The Company intends to retain all working capital for the growth of the Company and, as a result, has not, and does not intend to, pay any cash dividends within the foreseeable future.

               Dependence on Current Management. The Company depends upon the current management for the development and marketing of computer software programs. In particular, the loss of Mehul J. Dave or P. Balasubramanian would seriously hamper the operations and continued viability of the Company. In addition, Messrs. Dave and Balasubramanian intend to divide their time between the Company and InterConexus.com, and therefore will be unable to devote their attention solely to the operations of the Company.

               Financial Position of the Company. The Company will have a continuing need for working capital in the future for the development of new computer software programs; however, the management of the Company has no definitive plans at this time for obtaining such working capital.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Forward-looking statements under the caption "Description of Business" in this Annual Report on Form 10-KSB, as well as oral statements that may be made by the officers, directors or employees of the Company acting on the Company's behalf, are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors discussed herein under the caption "Risk Factors."

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7. DESCRIPTION OF PROPERTY.

        The Company is headquartered in approximately 11,000 square feet of leased space at 2651 Warrenville Road, Suite 560, Downers Grove, Illinois. The Company also leases office space in Munich, Germany, Bangalore, India and Hong Kong.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

        Information with respect to directors and officers of the Company is incorporated herein by reference to the information under the caption "Board of Directors" in the Company's definitive proxy statement for its 2000 Regular Meeting of Shareholders, as filed with the SEC (SEC File No. 0-28511).

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.

        Information with respect to the renumeration of directors and officers of the Company is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2000 Regular Meeting of Shareholders, as filed with the SEC (SEC File No. 0-28511).

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

        Information with respect to security ownership in the Company is incorporated herein by reference to the information contained under the caption "Principal Shareholders" in the Company's definitive proxy statement for its 2000 Regular Meeting of Shareholders, as filed with the SEC (SEC File No. 0-28511).

ITEM 11. INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

        Information with respect to interests of management of the Company and others in certain transactions is incorporated herein by reference to the information under the caption

"Certain Transactions" in the Company's definitive proxy statement for its 2000 Regular Meeting of Shareholders, as filed with the SEC (SEC File No. 0-28511).


PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

        Since September 20, 1991, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol "CAPI", except from October 8, 1999 through early May, 2000, when it was quoted on the electronic "pink sheets" of the National Quotation Bureau, also under the symbol "CAPI". The following table provides the quarterly high and low bids per share of Common Stock reported on the pink sheets or the OTC Bulletin Board, as applicable. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. No cash distributions have been declared on the Common Stock. The Company has a June 30 fiscal year end.


                                         HIGH            LOW
                                         ----            ---

               FISCAL 1999
               -----------
               First Quarter             $.19           $.13
               Second Quarter             .40            .16
               Third Quarter              .70            .40
               Fourth Quarter             .69            .50


                                         HIGH            LOW
                                         ----            ---
               FISCAL 2000
               -----------
               First Quarter             $.94           $.49
               Second Quarter             .50            .25
               Third Quarter             2.00            .50
               Fourth Quarter            2.00           1.01


        As of June 1, 2000, there were 63 record holders of the Common Stock.


ITEM 2. LEGAL PROCEEDINGS.

         None.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of fiscal 2000.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2000 Regular Meeting of Shareholders, as filed with the SEC (SEC File No. 0-28511).

ITEM 6. REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K dated June 1, 2000, in connection with the distribution by the Company to the holders of Common Stock of all the common shares of InterConexus.com, Inc. then owned by the Company.

                                    PART F/S


  The following financial statements of the Company are included herein:

  AUDITED ANNUAL FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

  (a)      Independent Auditor's Report

  (b)      Consolidated Balance Sheets

  (c)      Consolidated Statements of Operations

  (d)      Consolidated Statements of Stockholders' Equity

  (e)      Consolidated Statements of Cash Flows

  (f)      Notes to Consolidated Financial Statements

                          Independent Auditor's Report


To the Board of Directors of
Capri Corp.
Downers Grove, Illinois


We have audited the consolidated balance sheets of Capri Corp. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capri Corp. and Subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ KLESMAN, HALPER & CO., P.C.


Palos Heights, Illinois
September 6, 2000

                           Capri Corp. and Subsidiary
                           Consolidated Balance Sheets
                             June 30, 2000 and 1999


                                     Assets

                                                                 2000           1999
                                                             -----------    -----------
Current assets:
  Cash and cash equivalents                                  $ 3,767,872    $ 1,769,628
  Trade receivables, net                                       1,907,195      2,083,508
  Other current assets                                            72,275         33,671
                                                             -----------    -----------

          Total current assets                                 5,747,342      3,886,807

Fixed assets, net                                                582,655        293,415
Unamortized software development costs                           773,802        638,288
Deferred income taxes                                            120,095           --
Other assets, net                                                134,610         98,000
                                                             -----------    -----------

          Total assets                                       $ 7,358,504    $ 4,916,510
                                                             ===========    ===========


                      Liabilities and stockholders' equity


Liabilities:
  Current liabilities:
    Accounts payable                                         $   313,941    $     8,339
    Accrued expenses                                             498,499        458,964
    Deferred sales                                               986,831        204,000
    Other current liabilities                                    952,806        516,469
                                                             -----------    -----------

          Total current liabilities                            2,752,077      1,187,772

  Non-current liabilities:
    Deferred income taxes                                           --          207,534
                                                             -----------    -----------

          Total liabilities                                    2,752,077      1,395,306
                                                             -----------    -----------

Stockholders' equity:
  Common stock                                                   129,081        122,853
  Additional paid-in capital                                   1,307,010      1,197,538
  Retained earnings                                            3,277,232      2,269,577
  Other accumulated comprehensive income:
    Foreign currency translation                                (106,896)       (68,764)
                                                             -----------    -----------

           Total stockholders' equity                          4,606,427      3,521,204
                                                             -----------    -----------

           Total liabilities and
             stockholders' equity                            $ 7,358,504    $ 4,916,510
                                                             ===========    ===========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           Capri Corp. and Subsidiary
                      Consolidated Statements of Operations
                       Years Ended June 30, 2000 and 1999



                                         2000           1999
Sales revenue:
  Software                            $ 4,205,243    $ 3,050,175
  Software maintenance                  1,691,886      1,314,761
  Other                                 1,678,031      1,015,137
                                      -----------    -----------

     Total sales revenue                7,575,160      5,380,073

Cost of sales                           2,354,181      1,560,159
                                      -----------    -----------

     Gross profit                       5,220,979      3,819,914

Research and development expenses         269,116        380,723
Selling and marketing expenses          1,014,936        695,433
General and administrative expenses     1,946,190      1,419,370
                                      -----------    -----------

     Operating income                   1,990,737      1,324,388
                                      -----------    -----------

Other income (expense):
  Interest income                         111,098         81,194
  Other income                             21,158           --
  Other expense                          (397,825)       (19,439)
                                      -----------    -----------

     Total other income (expense)        (265,569)        61,755
                                      -----------    -----------

     Income before income taxes         1,725,168      1,386,143

Income taxes                              716,222        541,942
                                      -----------    -----------

     Net income                       $ 1,008,946    $   844,201
                                      ===========    ===========



Earnings per share:
  Basic                               $      0.08    $      0.07
                                      ===========    ===========

  Diluted                             $      0.07    $      0.06
                                      ===========    ===========





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           Capri Corp. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 2000 and 1999




                                                            Additional                     Foreign
                                                Common       Paid-In       Retained       Currency
                                  Total          Stock        Capital       Earnings      Translation
                               -----------    -----------   -----------   -----------   -------------
Balance, June 30, 1998         $ 2,693,314    $   122,753   $ 1,197,238   $ 1,425,376    $   (52,053)

Comprehensive income:
  Net income                       844,201           --            --         844,201           --

  Other comprehensive
    income:
      Foreign currency
      translation adjustment       (16,711)          --            --            --          (16,711)
                               -----------    -----------   -----------   -----------    -----------

  Total comprehensive
    income                         827,490           --            --         844,201        (16,711)

Common stock issued                    400            100           300          --             --
                               -----------    -----------   -----------   -----------    -----------

Balance, June 30, 1999           3,521,204        122,853     1,197,538     2,269,577        (68,764)

Comprehensive income:
  Net income                     1,008,946           --            --       1,008,946           --

  Other comprehensive
    income:
      Foreign currency
      translation adjustment       (38,132)          --            --            --          (38,132)
                               -----------    -----------   -----------   -----------    -----------

  Total comprehensive
    income                         970,814           --            --       1,008,946        (38,132)

Common stock issued                115,700          6,228       109,472          --             --

Dividends paid                      (1,291)          --            --          (1,291)          --
                               -----------    -----------   -----------   -----------    -----------

Balance, June 30, 2000         $ 4,606,427    $   129,081   $ 1,307,010   $ 3,277,232    $  (106,896)
                               ===========    ===========   ===========   ===========    ===========




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           Capri Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2000 and 1999


                                                          2000           1999
                                                      -----------    -----------
Cash flows from operating activities:
  Net income                                          $ 1,008,946    $   844,201
                                                      -----------    -----------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                       346,383        294,682
      Loss provisions                                     451,723        123,869
      Loss on sale or disposal of assets                   10,000          4,626
      Foreign currency translation adjustment             (37,784)       (15,932)
      (Increase) decrease in:
        Receivables                                       111,140       (436,993)
        Unamortized software development costs           (352,982)      (409,000)
        Other current assets                              (40,314)       (10,640)
        Other assets (note 13)                           (436,539)       (60,000)
      Increase (decrease) in:
        Accounts payable                                  300,695        (50,932)
        Deferred sales                                    782,831        (25,056)
        Accrued expenses                                   36,567        244,962
        Other current liabilities                          (4,999)         6,201
        Accrued and deferred income taxes payable         124,014        176,942
                                                      -----------    -----------

          Total adjustments                             1,290,735       (157,271)
                                                      -----------    -----------

          Net cash provided by operating activities     2,299,681        686,930
                                                      -----------    -----------

Cash flows from investing activities:
  Investment in other companies                           (11,291)       (33,000)
  Purchase of fixed assets                               (405,846)      (110,369)
                                                      -----------    -----------

          Net cash used in investing activities          (417,137)      (143,369)
                                                      -----------    -----------
Cash flows from financing activities:
  Issuance of common stock                                115,700            400
                                                      -----------    -----------

          Net cash provided by financing activities       115,700            400
                                                      -----------    -----------

          Net increase in cash and cash equivalents     1,998,244        543,961

Cash and cash equivalents, beginning of year            1,769,628      1,225,667
                                                      -----------    -----------

Cash and cash equivalents, end of year                $ 3,767,872    $ 1,769,628
                                                      ===========    ===========




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999



Note 1.  Summary of significant accounting policies

         Principles of consolidation

         The consolidated financial statements include the accounts of Capri Corp. (the "Company") and its subsidiary, after eliminating material intercompany balances and transactions. The subsidiary consists of Cimnet Systems, Inc. and its three wholly-owned foreign subsidiaries - Cimnet Informationssysteme GmbH, a corporation formed in Germany, Cimnet Systems (I) Private Limited, a corporation formed in India and Cimnet Systems Asia Pacific Limited, a corporation formed in Hong Kong.

         Basis of accounting

         The Company recognizes income and expense on the accrual basis for financial reporting purposes.

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

         Industry operations

         The Company's subsidiaries are in the business of developing computer software and then selling the license rights for the use of its software product. In addition, the subsidiaries distribute computer hardware and provide technical support and training for their software product. The computer software is primarily designed for companies engaged in the manufacture of printed circuit boards. The subsidiaries grant credit to their customers who are located throughout the world.

         Cash and cash equivalents

         For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers demand deposits, eurodollar overnight time deposits, investments in various Federal government agency notes and other corporate notes having maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents at June 30, 2000 and 1999 consists of approximately $3,290,000 and $1,000,000, respectively, which are held in eurodollar overnight time deposits, Federal government agency notes and other corporate notes. These amounts are recorded at amortized cost, which approximates market value.

         In addition, approximately $300,000 of the balance of cash and cash equivalents is held in foreign bank accounts.

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999


Note 1.  Summary of significant accounting policies (continued)

         Trade receivables

         An allowance for doubtful accounts is established, through a provision charged to expense, when management believes that the collectibility of an account receivable is unlikely. The allowance for doubtful accounts amounts to $45,037 in 2000 and $192,639 in 1999.

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

         Amortization of capitalized costs starts when the product is available for general release to the public. The Company's policy is to amortize capitalized costs by the greater of (a) the ratio that the current gross revenue for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported upon. Unamortized software costs are carried at the lower of book value or the net realizable value, as determined by management.

         Fixed assets, net

         Fixed assets are stated at cost less an allowance for depreciation. Depreciation is computed using either the double-declining balance or straight-line method for equipment, and the straight-line method for purchased computer software, over the estimated useful lives of the assets as indicated in the following tabulation:

                                                          Years
                                                          -----

                         Office equipment                   5
                         Computer hardware                  5
                         Computer software                  4
                         Office furniture and fixtures     5-7

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999

Note 1.  Summary of significant accounting policies (continued)

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

         The Company has identified the elements that may exist within a sales arrangement as software, software maintenance, hardware and services. The Company uses vendor specific objective evidence ("VSOE") to determine the fair value to assign to the software maintenance, hardware and service elements when it exists within the sales arrangement. VSOE is established by using the price the Company charges other customers when the same element is sold separately. The Company uses the residual method to determine the value of the sale arrangement to assign to the software sale. Under this method, all other elements within the sales arrangement are identified and valued using VSOE. The total of all the identified elements are pulled-out of the total sales arrangement value and the remaining amount is assigned to the software.

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

         Revenue from the sale of hardware and other services, such as installation, implementation, training or customization is recognized at the time the product or service is delivered.

         Income taxes

         Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements, and consist of taxes currently due plus deferred taxes related to differences between financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999


Note 1.  Summary of significant accounting policies (continued)

         Foreign currency translation

         Assets and liabilities of the foreign subsidiaries are translated at the current exchange rate, and income statement items are translated at the average exchange rate. Resulting translation adjustments are recorded as a separate component of stockholders' equity.

         Comprehensive income (loss)

         As of July 1, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive net income and its components. However, it has no impact on the net income or stockholders' equity as presented in the consolidated financial statements. The only item of comprehensive income (loss) that the Company currently reports is foreign currency translation gain (loss). Comprehensive income for 1999 has been presented for comparison purposes.

         Reclassifications

         Certain reclassifications of the 1999 balances have been made to conform to the 2000 presentation. There was no impact on net income or stockholders' equity.


Note 2.  Unamortized software development costs

         Changes in the unamortized software development costs for the years ended June 30, 2000 and 1999 follows:


                                                2000       1999
                                              --------   --------
          Balance, beginning of year          $638,288   $442,000

          Current year:
            Total expenses                     622,098    789,723
            Less - research and development
              costs                            269,116    380,723
                                              --------   --------

            Net costs capitalized              352,982    409,000
                                              --------   --------

          Total amortizable cost available     991,270    851,000

          Less - current year amortization     217,468    212,712
                                              --------   --------

          Balance, end of year                $773,802   $638,288
                                              ========   ========

         In management's opinion, the net realizable value of future sales exceeds the carrying value of the unamortized software development costs, therefore, no adjustment to the carrying value is required. Should the estimates of future gross revenues, the remaining estimated economic life of the product, or both be reduced significantly in the near term, the carrying amount of the capitalized software cost would be reduced accordingly.

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999



Note 3.  Fixed assets, net

         Fixed assets at June 30, 2000 and 1999 are as follows:



                                             2000         1999
                                          ---------    ---------
         Office equipment                 $ 133,088    $  80,437
         Computer hardware and software     534,544      355,197
         Office furniture and fixtures      295,399      110,018
                                          ---------    ---------

                                            963,031      545,652
         Accumulated depreciation          (380,376)    (252,237)
                                          ---------    ---------

                                          $ 582,655    $ 293,415
                                          =========    =========


         Depreciation and amortization expense was $128,139 and $81,970 for the years ended June 30, 2000 and 1999, respectively.


Note 4.  Income taxes

         The provision for income taxes consists of the following:


                                             2000         1999
                                           ---------    ---------
          Income tax expense (benefit):
            Current:
              Federal                      $ 860,251    $ 374,214
              State                          213,872       86,768
              Foreign                        137,599       (5,390)

            Deferred:
              Federal                       (413,235)      69,870
              State                          (82,265)      16,480
                                           ---------    ---------

                                           $ 716,222    $ 541,942
                                           =========    =========


         A reconciliation of income taxes calculated using the Federal statutory income tax rate of 34% to the income taxes as reported in the consolidated statements of operations follows:


                                                                             % of                      % of
                                                               2000          pretax       1999        pretax
                                                              Amount         income      Amount       income
                                                              ------         ------      ------       ------
               Income tax expense at the
                 Federal statutory rate                      $ 586,557       34.0      $ 471,288        34.0

               State income tax, net of
                 Federal benefit                                89,584        5.2         68,144         4.9
               Change in deferred tax
                 valuation allowance                            25,000        1.4           --           --
               Other, net                                       15,081         .9          2,510          .2
                                                             ---------       ----      ---------        ----

                                                             $ 716,222       41.5%     $ 541,942        39.1%
                                                             =========       ====      =========        ====

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999



Note 4.  Income taxes (continued)

         Deferred income taxes are a result of the Company's recognition of income and expense on the accrual basis for financial reporting purposes and on the cash basis for income tax reporting purposes, the differences related to the depreciation methods and lives used for financial reporting and income tax reporting, and loss valuation reserves. The components of the Company's net deferred tax liabilities at June 30, 2000 and 1999 follows:


                                                          2000                1999
                                                        ----------         ----------
               Deferred tax assets:
                 Cash basis adjustments:
                   Accounts payable and
                    accrued expenses                    $  277,508         $  202,067
                   Deferred sales                          407,562             84,254
                 Loss valuation reserve                    159,645               -
                 Net operating loss                         30,000               -
                                                        ----------         ----------

                                                           874,715            286,321
                                                        ----------         ----------

               Deferred tax liabilities:
                 Cash basis adjustments:
                   Accounts receivable                    (727,830)          (726,040)
                   Capitalized software                   (319,580)          (263,613)
                   Other                                    (4,236)            (2,066)
                 Depreciation                              (41,556)           (38,589)
                                                        ----------         ----------

                                                        (1,093,202)        (1,030,308)
                                                        ----------         ----------

               Deferred tax valuation
                 allowance                                 (25,000)              -
                                                        ----------         ----------

                   Net deferred
                     tax liabilities                    $ (243,487)        $ (743,987)
                                                        ==========         ==========


         The foreign subsidiaries of the Company's wholly-owned subsidiary have net operating loss carryovers available to offset against their future taxable income. At June 30, 2000, the approximate amounts of these net operating losses available by country are as follows:

                              Germany         $  50,000
                              India               8,000
                              Hong Kong         110,000
                                              ---------

                                              $ 168,000
                                              =========

         The net operating losses all have indefinite carryover periods for which the net operating losses may be utilized. Management believes, however, that portions of the net operating losses may not be utilized and, accordingly, have provided a valuation allowance against those benefits.

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999



Note 5.  Stockholders' equity

         The Company's certificate of incorporation authorizes 20,000,000 shares of common stock and 10,000,000 shares of undesignated stock, each with a par value of $.01. As of June 30, 2000 and 1999, there were 12,908,091 and 12,285,257 shares of common stock issued, respectively. There were no shares of undesignated stock issued as of June 30, 2000 and 1999.


Note 6.  Operating leases

         The Company has entered into long-term operating leases for two of its office facilities. Approximate minimum future lease payments under these leases are as follows:

                  June 30,

                      2001                         $   166,000
                      2002                             178,200
                      2003                             155,500
                      2004                             157,800
                      2005                             160,200
                    2006 and thereafter                341,400
                                                   -----------

                                                   $ 1,159,100
                                                   ===========


         In addition, the Company is leasing two other office facilities on a month-to-month basis.

         Total rental expense for operating leases was approximately $121,000 and $111,000 for the years ended June 30, 2000 and 1999, respectively.


Note 7.  Profit sharing plan

         Cimnet Systems, Inc. has a qualified profit sharing retirement plan with a 401(k) deferred compensation provision for all of its eligible US employees. The Plan also provides for discretionary employer profit sharing contributions as determined annually by the Company's Board of Directors. Contributions charged to operations for the Plan amounted to approximately $ 65,000 for 2000 and $41,000 for 1999.


Note 8.  Other cash flow information

         Income taxes paid during the years ended June 30, 2000 and 1999 were $592,760 and $365,000, respectively. There were no cash payments for interest during 2000 or 1999.

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999



Note 9.  Common stock option plan

         The Company adopted an incentive and nonqualified stock option plan for certain directors and employees beginning on October 1, 1995. The incentive stock option plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the plan, options to purchase common stock are granted at prices not less than the estimated fair market value at the date of the grant and are exercisable during specified future periods.

         A summary of the stock option plan transactions is as follows:


                                          Price per share
                                     ------------------------
                          Number of                 Weighted
                           shares       Range        average
                          ---------  ----------   -----------
Balance, June 30, 1998    635,000    $0.04-0.35   $   0.1319

  Granted                 135,834     0.35-0.60       0.3699
  Exercised               (10,000)         0.04       0.0400
  Cancelled or expired       --            --           --
                          -------

Balance, June 30, 1999    760,834     0.04-0.60       0.1761

  Granted                 576,667          0.60       0.6000
  Exercised              (622,834)    0.04-0.60       0.1858
  Cancelled or expired       --            --           --
                          -------
Balance, June 30, 2000    714,667     0.35-0.60       0.5097
                          =======



         The following table summarizes information about the stock options outstanding at June 30, 2000:


                                Outstanding options      Exercisable options
                           ----------------------------- --------------------
                                     Remaining  Weighted             Weighted
             Range of        Number     life    average   Number     average
          exercise prices  of shares (in years)  price   of shares    price
          ---------------  -------------------- -------- ----------  --------
             $0.035         258,000     2.50    $ 0.35    139,000    $ 0.35
              0.600         456,667     4.31      0.60     16,667      0.60


         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for the stock option plan. Accordingly, compensation costs are not recorded in the financial statements when stock options are granted to employees since the exercise price of the options are not less than the estimated fair market value of the stock when the options are granted.

         An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Under SFAS 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and the value of the stock options are recognized ratably over the vesting period as compensation cost. Pro forma information follows to reflect the effect this method would have on net income and earnings per share had SFAS 123 been adopted. The values of stock options granted in both years were estimated using the

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999



Note 9.  Common stock option plan (continued)

         assumptions of an expected life of five years, no dividends, volatility of .30 and a discounted interest rate of 9.0% (8.0% in 1999).


                                                   2000           1999
                                              -------------   -----------
                Net income:
                  As reported                  $ 1,088,946     $  844,201
                  Pro forma                    $   985,946     $  838,523

                Basic earnings per share:
                  As reported                  $      0.08     $     0.07
                  Pro forma                    $      0.08     $     0.07

                Diluted earnings per shares:
                  As reported                  $      0.07     $     0.06
                  Pro forma                    $      0.07     $     0.06

         The weighted average fair value of options granted during 2000 and 1999 was approximately $0.18 and $0.05 per share, respectively.


Note 10. Available line of credit

         The Company entered into a revolving credit agreement with American National Bank and Trust Company of Chicago, dated October 30, 1999, which provides an open line of credit of up to five hundred thousand dollars ($500,000). This line of credit, which expires on October 30, 2000, provides for interest at one percent over the published prime rate of the bank on funds used, and is secured by the assets of the Company and its domestic subsidiary. As of June 30, 2000, the Company has utilized $160,000 of the line in the form of an irrevocable letter of credit issued as security against tenant improvements to the Company's new headquarters location. Assuming no events of default occur, the letter of credit automatically reduces by $40,000 every six months, and fully expires in 2002.


Note 11. Earnings per share

         A reconciliation of net income and shares outstanding relating to the calculation of basic and diluted earnings per share follows:


                                                                                                Per-share
                                                                       Income        Shares      amount
                                                                       ----------   ----------  ----------
               For the year ended June 30, 2000:

               Basic earnings per share                                $1,088,946   12,379,109    $0.08
                                                                                                  =====
               Effect of Dilutive Securities:
                    Stock option plan                                      --        1,137,786
                                                                       ----------   ----------

               Diluted earnings per share                              $1,088,946   13,516,895    $0.07
                                                                       ==========   ==========    =====

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999



Note 11. Earnings per share (continued)


                                                                                     Per-share
                                                            Income        Shares      amount
                                                            ----------   ----------  ----------
               For the year ended June 30, 1999:

               Basic earnings per share                    $   844,201    12,279,449     $0.07
                                                                                         =====
               Effect of Dilutive Securities:
                 Stock option plan                               --          766,642
                                                           -----------    ----------

               Diluted earnings per share                  $   844,201    13,046,091     $0.06
                                                           ===========    ==========     =====


Note 12. Operating segments and enterprise-wide information

         The Company has adopted Statement of Financial Accounting Standards
         (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's chief operating decision-makers recognize that all revenue sources are dependent on the sale of its software product, Paradigm(R). Accordingly, the Company considers it has only one business segment.

         The Company does however operate in multiple, geographic areas. Net revenue, by geographic areas follows:


                                                       2000             1999
                                                  -----------        -----------
               U.S.                               $ 3,361,357        $ 2,815,162
               Europe                               1,998,091            690,512
               Asia                                 1,978,777          1,222,669
               Other countries                        236,935            651,730
                                                  -----------        -----------

                                                  $ 7,575,160        $ 5,380,073
                                                  ===========        ===========

         During the year ended June 30, 2000, the Company recorded sales to two
         (2) customers that amounted to more than 10% of the Company's total sales. Sales to these customers were approximately $2,900,000 during the year and the accounts receivable balance for these customers was approximately $109,000 at June 30, 2000.

         During the year ended June 30, 1999, the Company recorded sales to one customer that amounted to more than 10% of the Company's total sales. Sales to this customer were approximately $883,000 during the year and the accounts receivable balance for the customer was approximately $308,000 at June 30, 1999.

         The sale of an extensive software system to a specific customer generally is nonrecurring and, accordingly, management does not believe that the Company is dependent on any one customer.

                           Capri Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                       Years Ended June 30, 2000 and 1999



Note 13. Transactions with InterConexus.com, Inc.

         In March 2000 the Company formed a wholly-owned subsidiary, InterConexus.com, Inc. ("ICC"). At the same time, the Company sought to register the common stock of ICC under the provisions of section 12(g) of the Securities Exchange Act of 1934. The registration statement became effective on May 31, 2000. On May 18, 2000 the Company declared a distribution of all the issued and outstanding shares of ICC common stock to the Company's stockholders of record on May 30, 2000, payable on June 1, 2000, through a taxable spin-off. The distribution was on the basis of one share of ICC for each share of the Company's common stock held on the record date.

         During the year, Capri invested $11,291 and received 12,908,091 shares of ICC common stock with a par value $.0001. At the spin-off date, the Board of Directors declared the dividend value to be $.0001 per share. Accordingly, the Company recorded a charge to operations of $10,000 to adjust its investment to the value of the declared dividend of $1,291.

         Related Party Transactions with ICC

         The Company and ICC have common members of their respective Board of Directors.

         For the purpose of governing certain ongoing relationships between the Company and ICC after the spin-off, the Company's domestic subsidiary, Cimnet Systems, Inc. ("Cimnet"), and ICC have entered into a services agreement and adopted certain policies as follows:

         The services agreement enables either company to provide certain services to the other on an as-needed basis, at cost. The services provided under this agreement include, but are not limited to, accounting services, computer services, insurance coverage, payroll processing services and management of employee benefits programs, or any other similar services. The agreement does not preclude either party from obtaining these services from unrelated third parties or from developing their own in-house capabilities.

         Cimnet has agreed to share office space with ICC and allocates to ICC its pro rata share of rent, common area maintenance charges and other costs and expenses under Cimnet's lease for ICC occupied office space.

         During the year ended June 30, 2000, Cimnet billed ICC $434,672 for services under this agreement and utilized no services from ICC. ICC is currently in the development stage of its operations. Accordingly, the Company has recorded a reserve against those billings, through a charge to operations, in the amount of $386,550 representing the balance ICC owes Cimnet, net of amounts due ICC from a third party, which management believes are fully collectible and are payable to Cimnet on receipt by ICC. This charge is reflected in other expenses in the accompanying consolidated statement of operations.

                                    PART III

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

   2.1 Articles of Incorporation of Capri Corp. [Incorporated by reference to Exhibit (2)(a) to the Company's Form 1-A (SEC File No. 24-C-4467)]
   2.2         Bylaws of Capri Corp. [Incorporated by reference to Exhibit
               (2)(b) to the Company's Form 1-A (SEC File No. 24-C-4467)]
   3.1 Specimen Certificate for Common Stock [Incorporated by reference to Exhibit (3) to the Company's Form 1-A (SEC File No. 24-C-4467)]
   6.1         Stock Option Plan of Capri Corp. [Incorporated by reference to
               Exhibit 6.1 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.2         Mehul J. Dave Employment Agreement [Incorporated by reference to
               Exhibit 6.2 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.3 P. Balasubramanian Employment Agreement [Incorporated by reference to Exhibit 6.3 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.4 David L. Harris Employment Agreement [Incorporated by reference to Exhibit 6.4 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.5         Schedule A to Mehul J. Dave Employment Agreement
   6.6         Schedule A to P Balasubramanian Employment
   6.7 Promissory Note (Secured) by and among American National Bank and Trust of Chicago, Capri Corp. and Cimnet dated October 30, 1999 [Incorporated by reference to Exhibit 6.5 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.8 Amendment to Stock Option Plan of Capri Corp. [Incorporated by reference to Exhibit 6.6 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   10.1        Consent of Klesman, Halper & Co., P.C.
   21.1        Subsidiaries of the Registrant
   24.1        Power of Attorney
   27.1        Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 26, 2000                     CAPRI CORP.

                                               By:  /s/ Mehul J. Dave
                                                  ------------------------------
                                                  Name:   Mehul J. Dave
                                                  Title:  Chairman of the Board,
                                                          President and Chief
                                                          Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


               SIGNATURE                                     TITLE                                 DATE
               ---------                                     -----                                 ----
Mehul J. Dave*                          Director, Chairman of the Board, President and      September 26, 2000
                                        Chief Executive Officer (Principal Executive,
                                        Financial and Accounting Officer)

P. Balasubramanian*                     Director, Executive Vice President, Secretary       September 26, 2000
                                        and Treasurer

Robert W. Heller*                       Director                                            September 26, 2000

Thomas Mueller*                         Director                                            September 26, 2000

Jason W. Levin*                         Director                                            September 26, 2000

------------

*By: /s/ Mehul J. Dave                  Individually and as Attorney-in-Fact                September 26, 2000
     ---------------------------
     Name: Mehul J. Dave
