Form 10QSB
period 2000-09-30
CAPRI CORP
filed 2000-11-14
CIK 881601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

         2651 WARRENVILLE ROAD, SUITE 560, DOWNERS GROVE, ILLINOIS 60515
                    (Address of Principal Executive Offices)

                                 (630) 874-5500
                (Issuer's Telephone Number, Including Area Code)


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

           The registrant has a single class of common stock, of which there are 12,908,091 shares issued and
                       outstanding as of November 7, 2000


         Transitional Small Business Disclosure Format (Alternative 2):
                                 Yes  X   No
                                     ---     ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CAPRI CORP. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)



ASSETS

Current assets:
    Cash and cash equivalents                                      $ 1,750,449
    Trade receivables, net of allowance for                          2,019,516
       doubtful accounts of $50,894
    Prepaid income taxes                                               105,924
    Other current assets                                               114,296
                                                                   -----------

       Total current assets                                          3,990,185

Unamortized software development costs                                 830,495
Fixed assets, net of accumulated depreciation of $419,384              711,464
Other assets, net of reserve for loss of $484,391                       95,241
                                                                   -----------

       Total assets                                                $ 5,627,385
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Current Liabilities:
       Accounts payable and accrued expenses                       $   321,795
       Deferred sales                                                  814,300
       Other current liabilities                                         1,532
                                                                   -----------

          Total current liabilities                                  1,137,627

    Non-current liabilities:
       Accrued and deferred income taxes                               231,196
                                                                   -----------

          Total liabilities                                          1,368,823
                                                                   -----------

Stockholders' equity:
    Common stock                                                       129,081
    Additional paid in capital                                       1,307,010
    Retained earnings                                                2,934,762
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustments                       (112,291)
                                                                   -----------

          Total stockholders' equity                                 4,258,562
                                                                   -----------
          Total liabilities and
              stockholders' equity                                 $ 5,627,385
                                                                   ===========


See notes to condensed consolidated financial statements.

                           CAPRI CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                       THREE MONTHS ENDED
                                                  --------------------------
                                                      2000           1999
                                                  -----------    -----------
REVENUE:
    Software sales                                $   190,259    $   382,123
    Software maintenance                              546,584        370,819
    Other                                             454,875        378,853
                                                  -----------    -----------

       Total revenues                               1,191,718      1,131,795

COST OF REVENUES                                      663,348        437,551
                                                  -----------    -----------

          Gross profit                                528,370        694,244

OTHER OPERATING COST:
    Research and development                          112,929         87,626
    Selling and marketing                             283,493        218,353
    General and administrative                        512,755        319,489
                                                  -----------    -----------

          Operating income (loss)                    (380,807)        68,776
                                                  -----------    -----------

OTHER INCOME (EXPENSE):
    Interest income                                     7,832         20,751
    Other income/expense                              (78,767)           (38)
                                                  -----------    -----------

          Total income (expense)                      (70,935)        20,713
                                                  -----------    -----------

          Net income (loss) before income taxes      (451,742)        89,489

INCOME TAX EXPENSE (BENEFIT)                         (109,272)        17,000
                                                  -----------    -----------

          Net income (loss)                       $  (342,470)   $    72,489
                                                  ===========    ===========


EARNINGS (LOSS) PER SHARE:
    Basic                                         $     (0.03)   $      0.01
                                                  ===========    ===========

    Diluted                                       $     (0.03)   $      0.01
                                                  ===========    ===========

See notes to condensed consolidated financial statements.

                           CAPRI CORP. AND SUBSIDIARY
           Condensed Consolidated Statements of Stockholders' Equity
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                                           FOREIGN
                                                                             ADDITIONAL                    CURRENCY
                                                                 COMMON        PAID-IN       RETAINED     TRANSLATION
                                                   TOTAL          STOCK        CAPITAL       EARNINGS     ADJUSTMENTS
                                                -----------    -----------   -----------   -----------    -----------
Balance, July 1, 1999                           $ 3,521,204    $   122,853   $ 1,197,538   $ 2,269,577    $   (68,764)

Comprehensive income:
   Net income                                        72,489           --            --          72,489           --

   Other comprehensive income:
      Foreign currency translation adjustment        11,675           --            --            --           11,675
                                                -----------    -----------   -----------   -----------    -----------

          Total comprehensive income                 84,164           --            --          72,489         11,675
                                                -----------    -----------   -----------   -----------    -----------

Balance, September 30, 1999                     $ 3,605,368    $   122,853   $ 1,197,538   $ 2,342,066    $   (57,089)
                                                ===========    ===========   ===========   ===========    ===========


Balance, July 1, 2000                           $ 4,606,427    $   129,081   $ 1,307,010   $ 3,277,232    $  (106,896)

Comprehensive income (loss):
   Net loss                                        (342,470)          --            --        (342,470)          --

   Other comprehensive income (loss):
      Foreign currency translation adjustment        (5,395)          --            --            --           (5,395)
                                                -----------    -----------   -----------   -----------    -----------

          Total comprehensive loss                 (347,865)          --            --        (342,470)        (5,395)
                                                -----------    -----------   -----------   -----------    -----------

Balance, September 30, 2000                     $ 4,258,562    $   129,081   $ 1,307,010   $ 2,934,762    $  (112,291)
                                                ===========    ===========   ===========   ===========    ===========



See notes to condensed consolidated financial statements.

                           CAPRI CORP. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
               For Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                     --------------------------
                                                                         2000           1999
                                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $  (342,470)   $    72,489
                                                                     -----------    -----------
    Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
       Depreciation and amortization                                      90,431         49,438
       Loss provisions                                                   103,840          6,000
       Foreign currency translation
         adjustment                                                       (5,395)        11,675
       (Increase) decrease in:
          Trade receivables                                             (118,321)        96,733
          Unamortized software
            development costs                                           (110,693)       (75,000)
          Other current assets                                           (42,021)        (2,056)
          Other assets                                                   (58,471)          --
       Increase (decrease) in:
          Accounts payable and accrued expenses                         (490,645)      (114,644)
          Deferred sales                                                (172,531)      (116,781)
          Other current liabilities                                        1,532           --
          Accrued and deferred income
              taxes payable                                             (707,439)       (98,000)
                                                                     -----------    -----------

          Total adjustments                                           (1,509,713)      (242,635)
                                                                     -----------    -----------

          Net cash provided by
           (used in) operating activities                             (1,852,183)      (170,146)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                            (165,240)       (70,732)
                                                                     -----------    -----------

          Net cash used in investing activities                         (165,240)       (70,732)
                                                                     -----------    -----------
          Net increase (decrease) in cash
             and cash equivalents                                     (2,017,423)      (240,878)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                3,767,872      1,769,628
                                                                     -----------    -----------

    End of period                                                    $ 1,750,449    $ 1,528,750
                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                                   $   595,000    $   115,000
                                                                     ===========    ===========



See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


1.   BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Capri Corp. and its wholly-owned subsidiary Cimnet Systems, Inc. ("the Company"), after eliminating material intercompany balances and transactions. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended June 30, 2000. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months Ended
                                                               ------------------
                                                September 30, 2000         September 30, 1999
                                                ------------------         ------------------
      Net income (loss)                             $  (342,470)               $    72,489
                                                    ===========                ===========
      Weighted average shares outstanding
                                                     12,908,091                 12,285,257

      Dilutive effect of the common stock
      option plan                                       714,667                    977,501
                                                    -----------                -----------

      Diluted shares outstanding                     13,622,758                 13,262,758
                                                    ===========                ===========
      Basic earnings per share                      $     (0.03)               $      0.01
      Diluted earnings per share                    $     (0.03)               $      0.01



4.   SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's chief operating decision-makers recognize that all revenue sources are dependent on the sale of its software product, Paradigm(R). Accordingly, the Company considers it has only one business segment.


5. AVAILABLE LINE OF CREDIT

On October 30, 2000 the Company amended the revolving credit agreement with American National Bank and Trust Company of Chicago, dated October 30, 1999 which provides an open line of credit of up to five hundred thousand dollars

($500,000). This line of credit, which expires on October 31, 2001, provides for interest at one percent over the published prime rate of the bank on funds used, and is secured by the assets (excluding intellectual property) of the Company and its domestic subsidiary. As of September 30, 2000, the Company has utilized $160,000 of the line in the form of an irrevocable letter of credit issued as security against renovations to the Company's new headquarters location. Assuming no events of default occur, the letter automatically reduces by $40,000 every six months, and fully expires in 2002.

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

              None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAPRI CORP.
                                  (Registrant)

Date:  November 13, 2000
                                  By:/s/ Mehul J. Dave
                                     -------------------------------------------
                                     Mehul J. Dave, Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Financial Officer)