Form 10QSB
period 2000-12-31
CAPRI CORP
filed 2001-02-14
CIK 881601

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                   FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

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

The registrant has a single class of common stock, of which there are 12,908,091 shares issued and outstanding as of February 5, 2001


         Transitional Small Business Disclosure Format (Alternative 2):
                                  Yes  X   No
                                      ---     ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CAPRI CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)


ASSETS

Current assets:
     Cash and cash equivalents                                      $   709,591
     Accounts receivable, net                                         2,440,764
     Other current assets                                               120,987
                                                                    -----------

        Total current assets                                          3,271,342

Computer software development costs, net                                879,406
Fixed assets, net                                                       827,893
Other assets                                                             88,403
                                                                    -----------

        Total assets                                                $ 5,067,044
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Current Liabilities:
        Accounts payable and accrued expenses                       $   278,720
        Deferred sales                                                  528,720
        Other liabilities                                                 1,799
                                                                    -----------

           Total current liabilities                                    809,239

     Non-current liabilities:
        Accrued and deferred income taxes                                92,621
                                                                    -----------

           Total liabilities                                            901,860
                                                                    -----------

Stockholders' equity:
     Common stock                                                       129,081
     Additional paid in capital                                       1,307,010
     Retained earnings                                                2,856,527
     Accumulated other comprehensive income:
        Foreign currency translation adjustments                       (127,434)
                                                                    -----------

           Total stockholders' equity                                 4,165,184
                                                                    -----------

           Total liabilities and
               stockholders' equity                                 $ 5,067,044
                                                                    ===========


See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
      For the Three Months and Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      ----------------------------     ----------------------------
                                                          2000             1999            2000             1999
                                                      -----------      -----------     -----------      -----------
REVENUE:
     Software sales                                   $   876,785      $ 1,330,726     $ 1,067,044      $ 1,712,849
     Software maintenance                                 573,562          426,533       1,120,146          797,352
     Other                                                147,871          316,781         602,746          695,634
                                                      -----------      -----------     -----------      -----------

        Total revenues                                  1,598,218        2,074,040       2,789,936        3,205,835

COST OF REVENUES                                          637,376          470,859       1,300,724          908,410
                                                      -----------      -----------     -----------      -----------

            Gross profit                                  960,842        1,603,181       1,489,212        2,297,425

 OTHER OPERATING COST:
     Research and development                              97,996          144,516         210,925          232,142
     Selling and marketing                                323,551          234,209         607,044          452,562
     General and administrative                           654,931          421,595       1,167,686          741,084
                                                      -----------      -----------     -----------      -----------

            Operating income (loss)                      (115,636)         802,861        (496,443)         871,637
                                                      -----------      -----------     -----------      -----------

OTHER INCOME (EXPENSE):
     Interest income                                          698           15,192           8,530           35,943
     Other income/expense                                  16,189            1,622         (62,578)           1,584
                                                      -----------      -----------     -----------      -----------

            Total other income (expense)                   16,887           16,814         (54,048)          37,527
                                                      -----------      -----------     -----------      -----------

            Net income (loss) before income taxes         (98,749)         819,675        (550,491)         909,164

INCOME TAX EXPENSE (BENEFIT)                              (20,514)         345,978        (129,786)         362,978
                                                      -----------      -----------     -----------      -----------

            Net income (loss)                         $   (78,235)     $   473,697     $  (420,705)     $   546,186
                                                      ===========      ===========     ===========      ===========

EARNINGS PER SHARE:
     Basic                                            $       -        $      0.03     $     (0.03)     $      0.04
                                                      ===========      ===========     ===========      ===========
     Diluted                                          $       -        $      0.03     $     (0.03)     $      0.04
                                                      ===========      ===========     ===========      ===========


See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
        For Three Months and Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         ----------------------------      ----------------------------
                                                             2000             1999             2000             1999
                                                         -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                   $   (78,235)     $   473,697      $  (420,705)     $   546,186
                                                         -----------      -----------      -----------      -----------

     Adjustments to reconcile net income to cash
      provided by operating activities:
        Depreciation and amortization                        158,755           55,715          249,186          105,153
        Provision for losses                                   4,221            6,000          108,061           12,000
        Foreign currency translation
           adjustment                                        (15,143)         (25,268)         (20,538)         (13,593)
        (Increase) decrease in:
           Accounts receivables                             (427,248)        (782,543)        (545,569)        (685,810)
           Unamortized software
               development costs                            (138,604)         (75,000)        (249,297)        (150,000)
           Other current assets                                1,676          (45,188)         (40,345)         (47,244)
           Other assets                                          248           20,928          (58,223)          20,928
        Increase (decrease) in:
           Accounts payable and accrued expenses             (43,073)         (16,198)        (533,718)        (130,842)
           Deferred sales                                   (285,580)         (12,414)        (458,111)        (129,195)
           Other current liabilities                             267                -            1,799                -
           Accrued and deferred income
               taxes payable                                 (32,651)         220,090         (740,090)         122,090
                                                         -----------      -----------      -----------      -----------

           Total adjustments                                (777,132)        (653,878)      (2,286,845)        (896,513)
                                                         -----------      -----------      -----------      -----------

           Net cash provided by operating activities        (855,367)        (180,181)      (2,707,550)        (350,327)
                                                         -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                               (185,491)         (59,682)        (350,731)        (130,414)
                                                         -----------      -----------      -----------      -----------

           Net cash used in investing activities            (185,491)         (59,682)        (350,731)        (130,414)
                                                         -----------      -----------      -----------      -----------

           Net increase in cash and cash equivalents      (1,040,858)        (239,863)      (3,058,281)        (480,741)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                   1,750,449        1,528,750        3,767,872        1,769,628
                                                         -----------      -----------      -----------      -----------

     End of period                                       $   709,591      $ 1,288,887      $   709,591      $ 1,288,887
                                                         ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
               For the Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                                                                                              Foreign
                                                                                Additional                   currency
                                                                    Common       paid-in       Retained     translation
                                                     Total          stock        capital       earnings     adjustments
                                                  -----------    -----------   -----------   -----------    -----------

Balance, July 1, 1999                             $ 3,521,204    $   122,853   $ 1,197,538   $ 2,269,577    $   (68,764)

Comprehensive income:
     Net income                                       546,186              -             -       546,186              -

     Other comprehensive income:
        Foreign currency translation adjustment       (13,593)             -             -             -        (13,593)
                                                  -----------    -----------   -----------   -----------    -----------

                 Total comprehensive income           532,593              -             -       546,186        (13,593)
                                                  -----------    -----------   -----------   -----------    -----------

Balance, December 31, 1999                        $ 4,053,797    $   122,853   $ 1,197,538   $ 2,815,763    $   (82,357)
                                                  ===========    ===========   ===========   ===========    ===========



Balance, July 1, 2000                             $ 4,606,427    $   129,081   $ 1,307,010   $ 3,277,232    $  (106,896)

Comprehensive income:
     Net loss                                        (420,705)             -             -      (420,705)             -

     Other comprehensive income:
        Foreign currency translation adjustment       (20,538)             -             -             -        (20,538)
                                                  -----------    -----------   -----------   -----------    -----------

                 Total comprehensive income          (441,243)             -             -      (420,705)       (20,538)
                                                  -----------    -----------   -----------   -----------    -----------

Balance, December 31, 2000                        $ 4,165,184    $   129,081   $ 1,307,010   $ 2,856,527    $  (127,434)
                                                  ===========    ===========   ===========   ===========    ===========



See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


1.   BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements include the accounts of Capri Corp. (the "Company") and its wholly-owned subsidiary Cimnet Systems, Inc., after eliminating material intercompany balances and transactions. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended June 30, 2000. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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

The following table sets forth the computation of basic and diluted earnings per share:

                             Three Months Ended           Six Months Ended
                             ------------------           ----------------
                          December 31,  December 31,  December 31, December 31,
                          ------------  ------------  ------------ ------------
                              2000          1999         2000          1999
                              ----          ----         ----          ----

Net income (loss)          $  (78,235)  $  473,697     $ (420,705)      546,186
                           ==========   ==========     ==========    ==========

Weighted average
shares outstanding         12,908,091   12,285,257     12,908,091    12,285,257

Dilutive effect of the
common stock
option plan                   724,178      760,834        724,178       760,834
                           ----------   ----------     ----------   -----------

Diluted shares
outstanding                13,632,269   13,046,091     13,632,269    13,046,091
                           ==========   ==========     ==========    ==========

Basic earnings per
share                      $   ---      $     0.03     $    (0.03)   $     0.04

Diluted earnings
Per share                  $   ---      $     0.03     $    (0.03)   $     0.04


5.   SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's chief operating decision-makers recognize that all revenue sources are dependent on the sale of its software product, Paradigm(R). Accordingly, the Company considers it has only one business segment.


7.   AVAILABLE LINE OF CREDIT

On October 30, 2000 the Company renewed the revolving credit agreement with American National Bank and Trust Company of Chicago, dated October 30, 1999, which provides an open line of credit of up to five hundred thousand dollars

($500,000). This line of credit, which expires on October 31, 2001, provides for interest at one percent over the published prime rate of the bank on funds used, and is secured by the assets (excluding intellectual property) of the Company and its domestic subsidiary. As of December 31, 2000, the Company has utilized $120,000 of the line in the form of an irrevocable letter of credit issued as security against renovations to the Company's new headquarters location. Assuming no events of default occur, the letter of credit automatically reduces by $40,000 every six months, and fully expires in 2002. At the balance sheet date, the Company was in violation of a covenant under this line of credit. Subsequent to the balance sheet date, the Company received a waiver from the lender with respect to this covenant.

8.   TRANSACTION WITH INTERCONEXUS.COM, INC.

In March 2000 the Company formed a wholly-owned subsidiary, InterConexus.com, Inc. ("ICC"). At the same time, the Company sought to register the common stock of ICC under the provisions of section 12(g) of the Securities Exchange Act of 1934. The registration statement became effective on May 31, 2000. On May 18, 2000, the Company declared a distribution of all the issued and outstanding shares of ICC common stock to the Company's stockholders of record on May 30, 2000, payable on June 1, 2000, through a taxable spin-off. The distribution was on the basis of one share of ICC for each share of the Company's common stock held on the record date.

During the year ended June 30, 2000, Capri invested $11,291 and received 12,908,091 shares of ICC common stock with a par value $.0001. At the spin-off date, the Board of Directors declared the dividend value to be $.0001 per share. Accordingly, the Company recorded a charge to operations of $10,000 to adjust its investment to the value of the declared dividend of $1,291.

On December 28, 2000, ICC filed a Form 15 to deregister its common stock under the provisions of the Securities Exchange Act of 1934.

Related party transactions with ICC

The Company and ICC have common members of their respective Board of Directors.

For the purpose of governing certain ongoing relationships between the Company and ICC after the spin-off, the Company's domestic subsidiary Cimnet Systems, Inc ("Cimnet") and ICC have entered into a services agreement and adopted certain policies as follows:

The services agreement enables either company to provide certain services to the other on as-needed basis, at cost. The services provided under this agreement include, but are not limited to, accounting services, computer services, insurance coverage, payroll processing services and management of employee benefit programs, or any other similar services. The agreement does not preclude either party from obtaining these services from unrelated third parties or from developing their own in-house capabilities.

Cimnet has agreed to share office space with ICC and allocates to ICC its pro-rata share of rent, common area maintenance charges and other costs and expenses under Cimnet's lease for ICC occupied office space.

During the six months ended December 31, 2000 Cimnet billed ICC $96,060 for services provided and funds advanced under this agreement. Additionally, at December 31, 2000, Cimnet, on behalf of ICC, had purchased and retained title to certain computers and computer related equipment and software aggregating $60,453. The Company may transfer title to ICC at an appropriate future date. ICC is currently in the development stage of its operations. Accordingly, the Company has recorded a reserve against those billings, through a charge to operations for six months ended December 31, 2000 of $96,060. This charge is reflected in other expenses in the accompanying consolidated statement of operations. At December 31, 2000, the total amount ICC owed Cimnet was $482,610. This amount has been fully reserved by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Registrant relied upon Alternative 2 in its annual report on Form 10-KSB for the fiscal year ended June 30, 2000. There is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        None.

   (b)  Reports on Form 8-K

        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAPRI CORP.
                                  (Registrant)

Date: February 13, 2001
                                  By:   /s/ Mehul J. Dave'
                                      -------------------------------------
                                      Mehul J. Dave', Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Financial Officer)