Form 10QSB
period 2001-03-31
CAPRI CORP
filed 2001-05-15
CIK 881601

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
        (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ____

        The registrant has a single class of common stock, of which there are 12,908,091 shares issued and outstanding as of May 1, 2001


         Transitional Small Business Disclosure Format (Alternative 2):
                                  Yes X No ____

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                          CAPRI CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)



ASSETS

Current assets:
    Cash and cash equivalents                               $   477,548
    Accounts receivable, net                                  2,315,895
    Refundable income taxes                                     162,572
    Other current assets                                        128,144
                                                            -----------

       Total current assets                                   3,084,159

Computer software development costs, net                        983,840
Fixed assets, net                                               793,256
Other assets                                                     99,050
                                                            -----------

       Total assets                                         $ 4,960,305
                                                            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Current Liabilities:
       Accounts payable and accrued expenses                $   488,184
       Deferred sales                                           593,219
                                                            -----------

          Total current liabilities                           1,081,403

    Non-current liabilities:
       Deferred income taxes payable                            127,508
                                                            -----------

          Total liabilities                                   1,208,911
                                                            -----------

Stockholders' equity:
    Common stock                                                129,081
    Additional paid in capital                                1,307,010
    Retained earnings                                         2,456,771
    Accumulated other comprehensive income:
       Foreign currency translation adjustments                (141,468)
                                                            -----------

          Total stockholders' equity                          3,751,394
                                                            -----------

          Total liabilities and
              stockholders' equity                          $ 4,960,305
                                                            ===========

See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
       For the Three Months and Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        -------------------------     ---------------------------
                                                           2001           2000            2001            2000
                                                        ----------    -----------     -----------     -----------
REVENUE:
    Software sales                                      $  325,756    $ 1,150,616     $ 1,392,800     $ 2,863,465
    Software maintenance                                   608,901        463,245       1,729,047       1,260,597
    Other                                                  307,690        338,723         910,436       1,034,357
                                                        ----------    -----------     -----------     -----------

       Total revenues                                    1,242,347      1,952,584       4,032,283       5,158,419

COST OF REVENUES                                           681,647        480,515       1,982,371       1,388,925
                                                        ----------    -----------     -----------     -----------

           Gross profit                                    560,700      1,472,069       2,049,912       3,769,494

OTHER OPERATING COST:
    Research and development                                47,709         98,701         258,634         330,843
    Selling and marketing                                  385,706        302,418         992,750         754,980
    General and administrative                             723,831        538,137       1,891,517       1,279,221
                                                        ----------    -----------      ----------     ----------

           Operating income (loss)                        (596,546)      532,813       (1,092,989)      1,404,450
                                                        ----------    ----------      -----------     -----------

OTHER INCOME (EXPENSE):
    Interest income                                         50,472        18,471           59,002          54,414
    Other income/expense                                    22,411           500          (40,167)          2,084
                                                        ----------    ----------      -----------     -----------

           Total other income (expense)                     72,883        18,971           18,835          56,498
                                                        ----------    ----------      -----------     -----------

           Net income (loss) before income taxes          (523,663)      551,784       (1,074,154)      1,460,948

INCOME TAX EXPENSE (BENEFIT)                              (123,907)      224,413         (253,693)        587,391
                                                        ----------    ----------      -----------     -----------

           Net income (loss)                            $ (399,756)   $  327,371      $  (820,461)    $   873,557
                                                        ==========    ==========      ===========     ===========

EARNINGS PER SHARE:
    Basic                                               $   (0.03)    $     0.03      $     (0.06)    $      0.07
                                                        ==========    ==========      ===========     ===========

    Diluted                                             $   (0.03)    $     0.03      $     (0.06)    $      0.07
                                                        ==========    ==========      ===========     ===========


See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity
                For the Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                                                      FOREIGN
                                                                                   ADDITIONAL                         CURRENCY
                                                                     COMMON          PAID-IN         RETAINED       TRANSLATION
                                                       TOTAL         STOCK           CAPITAL         EARNINGS        ADJUSTMENTS
                                                    -----------     ---------      -----------      ---------       ------------
Balance, July 1, 1999                               $ 3,521,204     $ 122,853      $ 1,197,538     $ 2,269,577       $ (68,764)

Comprehensive income:
    Net income                                          873,557             -                -         873,557               -

    Other comprehensive income:
       Foreign currency translation adjustment          (22,455)            -                -               -         (22,455)
                                                    -----------     ---------      -----------     -----------       ---------

                Total comprehensive income              851,102             -                -         873,557          (22,455)
                                                    -----------     ---------      -----------     -----------       ----------

Balance, March 31, 2000                             $ 4,372,306     $ 122,853      $ 1,197,538     $ 3,143,134       $  (91,219)
                                                    ===========     =========      ===========     ===========       ==========



Balance, July 1, 2000                               $ 4,606,427     $ 129,081      $ 1,307,010     $ 3,277,232       $ (106,896)

Comprehensive income:
    Net loss                                           (820,461)            -                -        (820,461)               -

    Other comprehensive income:
       Foreign currency translation adjustment          (34,572)            -                -               -          (34,572)
                                                    -----------     ---------      -----------     -----------       ----------

                Total comprehensive income             (855,033)            -                -         (820,461)        (34,572)
                                                    -----------     ---------      -----------     ------------      ----------

Balance, March 31, 2001                             $ 3,751,394     $ 129,081      $ 1,307,010     $ 2,456,771       $  (141,468)
                                                    ===========     =========      ===========     ===========       ===========


See notes to condensed consolidated financial statements.

                          CAPRI CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
         For Three Months and Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               -------------------------      ---------------------------
                                                                  2001          2000             2001            2000
                                                               ----------    -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $ (399,756)   $   327,371      $  (820,461)    $   873,557
                                                               ----------    -----------      -----------     -----------

    Adjustments to reconcile net income (loss) to cash
    provided by  (used in) operating activities:
       Depreciation and amortization                              106,046         95,822          355,232         200,975
       Provision for losses                                        36,865          4,000          144,926          16,000
       Foreign currency translation
          adjustment                                              (14,035)        (7,700)         (34,573)        (21,293)
       (Increase) decrease in:
          Accounts receivables                                     88,568       (574,559)        (457,001)     (1,260,369)
          Unamortized software
               development costs                                 (158,434)       (75,000)        (407,731)       (225,000)
          Other current assets                                     (7,156)        50,787          (47,501)          3,543
          Other assets                                            (11,665)       (20,928)         (69,888)              -
       Increase (decrease) in:
          Accounts payable and accrued expenses                   209,465         11,225         (324,253)       (119,617)
          Deferred sales                                           64,500        998,156         (393,611)        868,961
          Other current liabilities                                (1,799)             -                -               -
          Accrued and deferred income
              taxes payable                                      (127,687)        88,798         (867,777)        210,888
                                                               ----------    -----------     -------------    -----------

          Total adjustments                                       184,668        570,601       (2,102,177)       (325,912)
                                                               ----------    -----------     ------------     -----------

          Net cash provided by (used in) operating activities    (215,088)       897,972       (2,922,638)        547,645
                                                               ----------    -----------     ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                      (16,955)       (53,146)        (367,686)       (183,560)
                                                               ----------    -----------     ------------     -----------

          Net cash used in investing activities                   (16,955)       (53,146)        (367,686)       (183,560)
                                                               ----------    -----------     ------------     -----------

          Net increase (decrease) in cash and cash equivalents   (232,043)       844,826       (3,290,324)        364,085

CASH AND CASH EQUIVALENTS:
    Beginning of period                                           709,591      1,288,887        3,767,872       1,769,628
                                                               ----------    -----------     ------------     -----------

    End of period                                              $  477,548    $ 2,133,713     $    477,548     $ 2,133,713
                                                               ==========    ===========     ============     ============


See notes to condensed consolidated financial statements.

                          Capri Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Capri Corp. (the "Company") and its wholly-owned subsidiaries after eliminating material intercompany balances and transactions. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended June 30, 2000. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                      Three Months Ended                  Nine Months Ended
                                      ------------------                  -----------------
                                   March 31,        March 31,          March 31,        March 31,
                                   ---------        ---------          ---------        ---------
                                     2001             2000               2001             2000
Net income (loss)                 $  (399,756)    $    127,371       $  (820,461)         873,557
                                  ===========     ============       ===========      ===========

Weighted average shares
outstanding                        12,908,091       12,285,257        12,908,091       12,285,257

Dilutive effect of the
common stock option plan
                                      724,339          760,834           724,339          760,834

                                  -----------     ------------       -----------      -----------
Diluted shares outstanding
                                   13,632,430       13,046,091        13,632,430       13,046,091
                                  ===========     ============       ===========      ===========

Basic earnings per share
                                       $(0.03)    $       0.03       $     (0.06)     $      0.07

Diluted earnings
Per share                              $(0.03)    $       0.03       $     (0.06)     $      0.07



4.   SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's chief operating decision-makers recognize that all revenue sources are dependent on the sale of its software product, Paradigm(R). Accordingly, the Company considers it has only one business segment.


5. AVAILABLE LINE OF CREDIT

On October 30, 2000 the Company renewed the revolving credit agreement with American National Bank and Trust Company of Chicago, dated October 30, 1999, which provides an open line of credit of up to five hundred thousand dollars

($500,000). This line of credit, which expires on October 31, 2001, provides for interest at one percent over the published prime rate of the bank on funds used, and is secured by the assets (excluding intellectual property) of the Company and its domestic subsidiary. As of March 31, 2000, the Company has utilized $120,000 of the line in the form of an irrevocable letter of credit issued as security against renovations to the Company's new headquarters location. Assuming no events of default occur, the letter automatically reduces by $40,000 every six months, and fully expires in 2002. At the balance sheet date, the Company had failed to meet a financial covenant under the revolving credit agreement. At that date, there was no outstanding debt which would have to be reclassified, therefore no waiver was requested from the lender with respect to this covenant.

6. TRANSACTION WITH INTERCONEXUS.COM, INC.

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

On December 28, 2000, ICC filed a Form 15 to deregister its common stock under the provisions of the Securities Exchange Act of 1934. The Form 15 became effective on March 28, 2001.

Related party transactions with ICC

The Company and ICC have common members of their respective Board of Directors.

For the purpose of governing certain ongoing relationships between the Company and ICC after the spin-off, the Company's domestic subsidiary Cimnet Systems, Inc. ("Cimnet") and ICC have entered into a services agreement and adopted certain policies as follows:

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

During the year ended June 30, 2000, Cimnet billed ICC $434,672 for services under this agreement and utilized no services from ICC. During the nine months ended March 31, 2001 Cimnet billed ICC an additional $96,625 for services provided and funds advanced under this agreement. Additionally, at March 31, 2000, Cimnet, on behalf of ICC, had purchased and retained title to certain computers and computer related equipment and software aggregating $60,453. Cimnet may transfer title to ICC at an appropriate future date. ICC is currently in the development stage of its operations. Accordingly, the Company has recorded a reserve against those billings, through a charge to operations for nine months ended March 31, 2001 of $96,625. This charge is reflected in other expenses in the accompanying consolidated statement of operations. At March 31, 2001, the total amount charged to operations since ICC's inception was $483,175, representing the net amount ICC owes Cimnet.

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

                                  CAPRI CORP.
                                  (Registrant)

Date:  May 11, 2001
                                  By:     /s/ Mehul J. Dave'
                                     -----------------------------------------
                                       Mehul J. Dave', Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Financial Officer)