Form 10KSB40
period 2001-06-30
CAPRI CORP
filed 2001-09-28
CIK 881601

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

   X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-------   OF 1934


          For the fiscal year ended June 30, 2001

                                       OR

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-------   OF 1934

                         COMMISSION FILE NUMBER: 0-28511

                                   CAPRI CORP.
                 (Name of Small Business Issuer in its Charter)

              MINNESOTA                                 41-1704533
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

   2651 WARRENVILLE ROAD, SUITE 560                     (630) 874-5500
    DOWNERS GROVE, ILLINOIS 60515              (Registrant's Telephone Number,
   (Address of Principal Executive                    Including Area Code)
     Offices, including Zip Code)

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

     Yes   X     No
         -----      -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     Issuer's revenues for fiscal 2001: $5,702,300.

     The aggregate market value of the voting common equity held by non-affiliates of the issuer was approximately $746,011, based on the average bid and asked price of $0.125 per share as reported on the NASD OTC bulletin board on September 18, 2001.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 18, 2001 was 12,908,091.

     Transitional Small Business Disclosure Format: Yes   X     No
                                                        ------     ------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents of the registrant are incorporated herein by reference:

            DOCUMENT                                       PART OF FORM 10-KSB
            --------                                       -------------------

Proxy Statement for the 2001 regular                             I and II
meeting of shareholders


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

     Capri Corp. carries on all of its business through its wholly-owned operating subsidiary, Cimnet Systems, Inc., formed in 1988, ("Cimnet") and Cimnet's subsidiaries, all of which are wholly-owned. In this report, the term "Company" is used to refer collectively to Capri Corp., its non-operating subsidiaries, Cimnet and Cimnet's subsidiaries.

     The Company's common stock, par value $0.01 per share ("Common Stock"), is quoted on the NASD OTC Bulletin Board under the symbol "CAPI".

     The Company's principal executive offices are located at 2651 Warrenville Road, Suite 560, Downers Grove, Illinois 60515, its telephone number is (630) 874-5500 and its website address is www.cimnetsys.com.

     The founders of the Company recognized the following opportunities in the PCB industry:

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

     PRODUCTS AND SERVICES. The Company believes its software product, Paradigm(R), provides a fully integrated set of superior capabilities that improves speed, cost, efficiency and flexibility in the manufacturing of printed circuit boards. Some of the critical success factors in the PCB manufacturing industry, such as reducing manufacturing cycle time, eliminating manufacturing waste and inefficiency, tightening manufacturing process controls, and achieving superior customer responsiveness, can be greatly improved by the real time information gathering, organizing and access capabilities built into Paradigm(R).

     The components of the Company's offerings are:

 -   Software
 -   Installation, Training, and Consultation
 -   Software Maintenance
 -   Custom Programming Services
 -   Hardware and Network Services

     Software. Paradigm(R) supports state-of-the-art manufacturing concepts such as "Just in Time" and "Activity Based Management". The Company believes Paradigm(R) is the most advanced engineering, production, planning, and material control software ever developed for the PCB manufacturing industry. The full Paradigm(R) system is comprised of the following set of 20 integrated programs, called "modules", which provide the following functions:

-    Data Control                           -     Sales Forecasting
-    Sales Control                          -     Lot/Serial Tracking
-    Material Control                       -     JIT ("Just-In-Time") Delivery
                                                  Performance

-    Production Control                     -     Cycle-Time Performance
-    Master Scheduling                      -     Plant Maintenance
-    Financial Control                      -     Statistical Process Control
-    Intelligent Engineering                -     EDI (Electronic Data
                                                  Interchange) Interface
                                            -     RFQ (Request For Quotation)
-    Report Generation                            Interface
-    Executive Information System           -     Shop Floor Monitor
-    Bar Coding and Data Collection         -     System Administration

     These modules are priced individually and licensed for a specific number of authorized users. Typical software license fees for a small installation (10 users) are approximately $100,000 while a large installation (100 users) may exceed $500,000.

     The Company also offers Paradigm(R) LT - an entry-level system designed for smaller and emerging PCB manufacturing companies. This product offers some of the basic core functionality at a lower cost to companies that in the past have been unable to consider installing the full Paradigm(R) system at their facilities. The Paradigm(R) LT product is limited to a maximum of 15 users with an average list price of $50,000. In addition, the Company has also introduced "Paradigm(R) On-Line," which allows users to utilize the functionalities of Paradigm(R) via an on-line interface for a periodic fee, rather than through the purchase and installation of the traditional Paradigm(R) system.

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

     The Company devotes significant resources to enhancing Paradigm(R) by developing and expanding modules and related products for its customers. During the fiscal years ended June 30, 2001 and June 30, 2000, the Company invested approximately $1,171,000 and $622,000, respectively, in research and development activities, of which approximately $604,800 and $269,000, respectively, were charged to expense. The remaining balances of $566,200 and $353,000, respectively, were capitalized and will be amortized over the life of the product.

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

          Custom Programming Services. Although the Company primarily offers a standard product to its customers, special custom programming services are available for developing interfaces to other systems. With an Asian operation based in India, the Company has access to highly talented programmers at a much lower cost, creating an opportunity to expand its custom programming services.

     COMPETITION. Although the Company competes with other companies producing software written specifically for the PCB industry, the Company believes that its products are more comprehensive and its sales of software to the PCB manufacturing industry are significantly greater than any of these specialized competitors. In addition, the Company also competes with software programs of general manufacturing application and certain non-integrated programs that have been developed internally by PCB manufacturers.

     Capital barriers to entry into competition with Paradigm(R) and other computer software programs being developed by the Company are low. In addition, many program development companies are larger and better financed than the Company. There is no barrier to such companies producing programs that would compete directly with those of the Company.

     REVENUE AND WORKING CAPITAL. The Company's revenues fluctuate from quarter to quarter throughout any fiscal year and between fiscal years. These quarterly fluctuations are the result of two principal factors:

          - Because of the relatively small number of installations each year and the large amount of revenue derived from each installation, each new Paradigm(R)software license agreement has a significant impact on the Company's reported revenue. The decision to acquire a complex information system such as Paradigm(R) requires the approval of a company's upper management and the acceptance of its operating managers. Achieving this level of approval typically requires multiple meetings and product demonstrations and may even require the installation of a test system to allow management the opportunity to assess the functionality of the system within their organization. Finalizing the specific terms of the software license agreement adds additional time to the process. As a result, the Company has little ability to influence the actual timing of a customer's execution of a license agreement.

          - The license agreements for Paradigm(R) entered into by the Company set forth the terms and conditions of the system installation. These conditions may include, for example, a phased in installation that is dependent on a plant by plant schedule, the installation order of specific modules together with a designated amount of training or the completion of a custom software interface. These conditions can impact the timing of revenue recognition and may cause that recognition to occur over several months. For example, if the software license agreement calls for 100 users at four plants to be installed in a specific order and only after the previous plant is operational, revenue associated with plants 2, 3 and 4 cannot be recognized until those plants are installed.

     The Company's principal assets are cash and accounts receivable, which are in turn used to fund payroll and growth. In the fiscal years ended June 30, 2000 and June 30, 2001, the Company invested heavily in its professional staff, equipment and infrastructure while aggressively pursuing its commitment to a global growth strategy. During the fiscal year ended June 30, 2000, the Company established a subsidiary in Hong Kong in order to provide a more focused approach to customer service in the Pacific Rim countries. Additionally, the Company has formed strategic sales representative alliances with companies in Taiwan and Europe to expand its sales coverage in those areas. It is expected that these sales representative alliances will generally function as commission sales agents. All revenues and commission expense will be recorded according to the specific conditions of the respective license agreement and sales representative agreement relative to the sale of each license. The Company has also entered into a distributorship relationship with a Japanese company focused entirely on business based in Japan. Under this arrangement, the Company's revenues will be limited to the amounts the Company can charge the distributor when the distributor finalizes a sale with its customer.

     During the fiscal year ended June 30, 2001, the Company realigned its corporate structure outside North America and established a local office presence in China and Taiwan to better serve those markets. Staff buildup and personnel training in the region were completed during the year.

     The Company distributed all of the shares of InterConexus.com, Inc. ("InterConexus.com") to the shareholders of the Company effective June 1, 2000. InterConexus.com and Cimnet entered into a Services Agreement whereby Cimnet provides certain services to InterConexus.com on an as-needed basis. The fees for such services were based on a rate designed to reflect Cimnet's cost of providing such services, including reimbursement of certain direct out-of-pocket expenses. InterConexus.com was free to procure such services from outside vendors or to develop an in-house capability in order to provide such services internally. During the years ended June 30, 2001 and June 30, 2000, Cimnet billed InterConexus.com approximately $202,000 and $434,000, respectively, for services under this agreement. As InterConexus.com was in the development stage of its operations prior to the sale of its business, as described below, the Company recorded a reserve against those billings, through a charge to operations, in the amount of $588,659, representing the net amount InterConexus.com owed Cimnet since InterConexus.com's inception. During fiscal year 2001, InterConexus.com entered into an agreement with third parties to form a new entity and potentially sell substantially all its assets in exchange for restricted stock in the new entity. There is no market for these restricted shares, and the Company believes there will not be a market for these shares in the foreseeable future. In the opinion of Company management, in the event this asset sale did not to take place, no other viable operating alternatives existed for InterConexus.com. and therefore no cash or any other form of liquidity would be available to InterConexus.com regardless of whether or not such sale was consummated. Accordingly, Company management believed that InterConexus.com would be unable to repay the debt it owed the Company and therefore, as of June 30, 2001, wrote off the receivable from InterConexus.com as a charge against the above-described reserve.

     On August 29, 2001, InterConexus.Com finalized the sale of its assets to the new entity and received the restricted shares as described herein. Following that closing, InterConexus.com had no operating capacity. The company has agreed to provide office space and certain other limited services to the new entity and to be reimbursed by that entity for those costs.

     The Company typically receives payment for its software licenses and services in contracted installments during the course of a Paradigm(R) system installation. The Company's continuing penetration of the larger user market, while providing proportionally larger revenue per license agreement than that of its historical smaller user customer base, requires a longer implementation cycle. Customer information requirements are becoming more complex and the information systems, which Paradigm(R) must interface with, tend to be increasingly more sophisticated. This increases both the cost and complexity of any software customization and the corresponding system implementation timeframe. The accounts receivable cycle is naturally extended as a result of these factors. The Company collects revenues for maintenance services on a quarterly basis. These revenues are based on a percentage of the software license fee, and therefore provide a relatively stable and recurring revenue and cash flow stream.

     The Company has historically invested its excess cash in short-term cash equivalents of less than three months through its bank. The Company began investing its excess cash in short-term government bonds and high-grade commercial paper beginning in the fiscal year ended June 30, 2000. These investments, while still considered cash equivalents for reporting purposes, enable the Company to spread and reduce investment risk while maximizing yield.

     On October 30, 2000, the Company renewed its revolving credit agreement with American National Bank and Trust Company of Chicago, dated October 30, 1999, which provides an open line of credit of up to five hundred thousand dollars ($500,000). This line of credit, which expires on October 31, 2001, provides for interest at one percent over the published prime rate of the bank on funds used, and is secured by the assets, (excluding intellectual property), of the Company and it's domestic subsidiary. At June 30, 2001, the Company was in violation of a covenant under this agreement. At that date, there was no outstanding revolving credit debt that would have to be reclassified. Accordingly, no waiver was requested from the lender with respect to this covenant violation.

     As of June 30, 2001 the Company has utilized $80,000 of the line in the form of an irrevocable letter of credit issued as security against renovations to the Company's new headquarters location. Assuming no events of default in the lease occur, the letter automatically reduces by $40,000 every six months, and fully expires in 2002.

     EMPLOYEES AND LABOR RELATIONS. As of June 30, 2001, the Company had 64 employees. The Company believes that this staffing will be sufficient to manage the Company and carry out its current base of business. The employees are not members of any collective bargaining unit. The Company believes that relations with its employees are good. There were no work stoppages in the fiscal year ended June 30, 2001 and none are expected in the fiscal year ending June 30, 2002.

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

     In order to gain market share and visibility within the PCB manufacturing industry the Company continues to attend numerous trade shows in North America, Europe, and Asia. The Company has been successful in selling its products to many PCB manufacturing companies around the world, with 49% and 56% of the Company's revenues in 2001 and 2000, respectively, being derived from outside the United States.

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

     Having successfully installed Paradigm(R) at over 100 different locations, the Company believes it is the leading information systems supplier to the PCB manufacturing market. Future marketing plans within the PCB manufacturing market involve the following:

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

     The Company formed its wholly owned subsidiary, Cimnet Informationssysteme GmbH in Munich, Germany, to address the requirements of the European PCB market. Today, the Paradigm(R) system has been fully translated into German. Currently, Cimnet Informationssysteme GmbH is staffed with a highly technical, multi-lingual staff capable of installing, training, and supporting the Company's European customers.

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

     RISK FACTORS. The Common Stock of the Company involves a high degree of risk and is intended for long term investment. The following specific risk factors should be read in light of the more complete discussion elsewhere in this Annual Report.

          Possible Conflicts of Interest and Related Party Transactions. The directors and officers of the Company are also the directors and officers of InterConexus.com. Although InterConexus.com does not plan to conduct any future business operations, as discussed above, conflicts of interest could arise for such persons.

          Dependence on One Product. The Company is currently marketing/ licensing only one product, Paradigm(R). In addition to fees collected from licensing Paradigm(R), the Company also collects fees for support and maintenance, enhancement, and implementation of the software and training. There is no assurance that it will be able to successively develop or market any additional products or that it will be able to continue to successfully market its current product.

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

ITEM 7.   DESCRIPTION OF PROPERTY.

     The Company is headquartered in approximately 11,000 square feet of leased space at 2651 Warrenville Road, Suite 560, Downers Grove, Illinois. The Company also leases office space in Germany, India, Hong Kong and China.

ITEM 8.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     Information with respect to directors and officers of the Company is incorporated herein by reference to the information under the caption "Board of Directors" in the Company's definitive proxy statement for its 2001 Regular Meeting of Shareholders, as filed with the SEC (SEC File No. 0-28511).

ITEM 9.   REMUNERATION OF DIRECTORS AND OFFICERS.

     Information with respect to the renumeration of directors and officers of the Company is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2001 Regular Meeting of Shareholders, as filed with the SEC (SEC File No. 0-28511).

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

     Information with respect to security ownership in the Company is incorporated herein by reference to the information contained under the caption "Principal Shareholders" in the Company's definitive proxy statement for its 2001 Regular Meeting of Shareholders, as filed with the SEC (SEC File No. 0-28511).

ITEM 11.  INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

     Information with respect to interests of management of the Company and others in certain transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's definitive proxy statement for its 2001 Regular Meeting of Shareholders, as filed with the SEC (SEC File No. 0-28511).


PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

     Since September 20, 1991, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol "CAPI", except from October 8, 1999 through early May, 2000, when it was quoted on the electronic "pink sheets" of the National Quotation Bureau, also under the symbol "CAPI". The following table provides the quarterly high and low bids per share of Common Stock reported on the pink sheets or the OTC Bulletin Board, as applicable. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. No cash dividends have been declared on the Common Stock. The Company has a June 30 fiscal year end.

                                            HIGH           LOW
FISCAL 2000
First Quarter                               $.94           $.49
Second Quarter                               .50            .25
Third Quarter                               2.00            .50
Fourth Quarter                              2.00           1.01

                                            HIGH           LOW
FISCAL 2001
First Quarter                              $1.63           $.69
Second Quarter                               .88            .63
Third Quarter                                .63            .22
Fourth Quarter                               .31            .12

     As of June 30, 2001, there were 57 record holders of the Common Stock.

ITEM 2.   LEGAL PROCEEDINGS.

     None.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     No disclosure required.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of fiscal 2001.

ITEM 5.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     No disclosure required.

ITEM 6.   REPORTS ON FORM 8-K.

     The Company filed a report on Form 8-K dated June 26, 2001, in connection with the resignation and replacement of the Company's principal accountants.

                                    PART F/S

  The following financial statements of the Company are included herein:

  AUDITED ANNUAL FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

  Independent Auditors' Reports

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Stockholders' Equity

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors
Capri Corp.
2651 Warrenville Road, Suite 560
Downers Grove, IL 60515


We have audited the accompanying consolidated balance sheet of Capri Corp. and Subsidiaries ("the Company") as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capri Corp. and Subsidiaries at June 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ BDO Seidman, LLP

BDO Seidman, LLP
August 20, 2001

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Capri Corp.
Downers Grove, Illinois


We have audited the consolidated balance sheet of Capri Corp. and Subsidiary as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capri Corp. and Subsidiary as of June 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Klesman, Halper & Co., P.C.

Klesman, Halper & Co., P.C.
Palos Heights, Illinois
September 6, 2000

                          Capri Corp. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2001 and 2000


                                     Assets

                                                                                      2001           2000
                                                                                      ----           ----
Current Assets:
  Cash and Cash Equivalents                                                    $   442,643    $ 3,767,872
  Trade Receivables, Net                                                         2,118,731      1,907,195
  Recoverable Income Taxes                                                       1,085,579              -
  Other Current Assets                                                             105,674         72,275
                                                                               -----------    -----------
                                  Total Current Assets                           3,752,627      5,747,342

Fixed Assets, Net                                                                  704,118        582,655
Unamortized Software Development Costs, Net                                      1,077,986        773,802
Deferred Income Taxes, Net                                                               -        120,095
Other Assets, Net                                                                   19,599        134,610
                                                                               -----------    -----------
                                          Total Assets                         $ 5,554,330    $ 7,358,504
                                                                               ===========    ===========

                      Liabilities and Stockholders' Equity

Liabilities:
  Current Liabilities:
    Accounts Payable                                                           $   474,349    $   313,941
    Accrued Expenses                                                               199,719        498,499
    Deferred Revenue                                                               643,388        986,831
    Income Taxes Payable                                                                 -        589,224
    Deferred Income Taxes, Net                                                           -        363,582
    Other Current Liabilities                                                       20,685              -
                                                                               -----------    -----------
                             Total Current Liabilities                           1,338,141      2,752,077

Non-Current Liabilities:
  Deferred and Non-Current Income Taxes                                            541,536              -
                                                                               -----------    -----------
                                     Total Liabilities                           1,879,677      2,752,077

Stockholders' Equity:
  Common Stock                                                                     129,081        129,081
  Additional Paid In Capital                                                     1,307,010      1,307,010
  Retained Earnings                                                              2,380,229      3,277,232
  Other Accumulated Comprehensive Income:
    Foreign Currency Translation                                                  (141,667)      (106,896)
                                                                               -----------    -----------
                            Total Stockholders' Equity                           3,674,653      4,606,427
                                                                               -----------    -----------
            Total Liabilities and Stockholders' Equity                         $ 5,554,330    $ 7,358,504
                                                                               ===========    ===========




         See accompanying notes to the Consolidated Financial Statements

                          Capri Corp. and Subsidiaries
                      Consolidated Statements Of Operations
                        Year Ended June 30, 2001 and 2000


                                                         2001              2000
                                                         ----              ----
Sales Revenue:
  Software                                        $ 2,143,166       $ 4,205,243
  Software Maintenance                              2,261,606         1,691,886
  Other                                             1,297,528         1,678,031
                                                  -----------       -----------
Total Sales Revenue                                 5,702,300         7,575,160

Cost of Sales                                       2,293,417         2,354,181
                                                  -----------       -----------
Gross Profit                                        3,408,883         5,220,979

Research and Development Expenses                     604,836           269,116
Selling and Marketing Expenses                      1,581,822         1,014,936
General and Administrative Expenses                 2,687,203         1,946,190
                                                  -----------       -----------
Operating (Loss) Income                            (1,464,978)        1,990,737
                                                  -----------       -----------
Other (Expense) Income:
  Interest Income                                      67,672           111,098
  Other Income                                          9,465            21,158
  Other Expense                                      (213,733)         (397,825)
                                                  -----------       -----------
Total Other Expense                                  (136,596)         (265,569)
                                                  -----------       -----------
(Loss) Income Before Income Taxes                  (1,601,574)        1,725,168

Income Tax Benefit (Expense)                          704,571          (716,222)
                                                  -----------       -----------
Net (Loss) Income                                 $  (897,003)      $ 1,008,946
                                                  ===========       ===========

(Loss) Earnings Per Share:

Basic                                             $     (0.07)      $      0.08
                                                  ===========       ===========
Diluted                                           $     (0.07)      $      0.07
                                                  ===========       ===========




         See accompanying notes to the Consolidated Financial Statements

                          Capri Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             June 30, 2001 and 2000

                                                                        Additional                     Accumulated Other
                                                            Common       Paid-In        Retained         Comprehensive
                                               Total         Stock       Capital        Earnings             Income
                                               -----         -----       -------       ----------      -----------------
Balance, June 30, 1999                      $3,521,204      $122,853    $1,197,538     $2,269,577          $ (68,764)

Comprehensive Income:
  Net Income                                 1,008,946           -              -       1,008,946                  -

Other Comprehensive Income:
    Foreign Currency
    Translation Adjustment                     (38,132)          -              -               -            (38,132)
                                            ----------      --------    ----------     ----------          ---------
  Total Comprehensive  Income                  970,814           -              -       1,008,946            (38,132)

Common Stock Issued                            115,700         6,228       109,472              -                  -

Dividends Paid                                  (1,291)          -              -          (1,291)                 -
                                            ----------      --------    ----------     ----------          ---------
Balance, June 30, 2000                      $4,606,427      $129,081    $1,307,010     $3,277,232          $(106,896)

Comprehensive Loss:
  Net Loss                                    (897,003)          -              -        (897,003)                 -

Other Comprehensive Loss:
    Foreign Currency
    Translation  Adjustment                    (34,771)          -              -               -            (34,771)
                                            ----------      --------    ----------     ----------          ---------
  Total Comprehensive Loss                    (931,774)          -              -        (897,003)           (34,771)
                                            ----------      --------    ----------     ----------          ---------
Balance, June 30, 2001                      $3,674,653      $129,081    $1,307,010     $2,380,229          $(141,667)
                                            ==========      ========    ==========     ==========          =========

         See accompanying notes to the Consolidated Financial Statements

                          Capri Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             June 30, 2001 and 2000

                                                                   2001          2000
                                                                   ----          ----
Cash Flows From Operating Activities:
Net (Loss) Income                                            $ (897,003)   $1,008,946
                                                             ----------    ----------
Adjustments to Reconcile Net (Loss) Income
    to Net Cash Provided by Operating Activities:
         Depreciation and Amortization                          469,837       346,383
         Loss Provisions                                        557,736       451,723
         Loss On Sale or Disposal of Assets                       -            10,000
         Deferred Income Taxes                                  298,049      (495,500)
    (Increase) Decrease in:
         Accounts Receivables                                  (506,950)      111,140
         Recoverable Income Taxes                            (1,085,579)         -
         Unamortized Software Development Costs                (566,184)     (352,982)
         Other Current Assets                                   (33,399)      (40,314)
         Other Assets                                          (147,311)     (436,539)
    (Increase) Decrease in:
         Accounts Payable                                       160,408       300,695
         Deferred Revenue                                      (343,443)      782,831
         Accrued Expenses                                      (298,780)       36,567
         Other Current Liabilities                               20,685        (4,999)
         Income Taxes Payable                                  (589,224)      619,514
                                                             ----------    ----------

Total Adjustments                                            (2,064,155)    1,328,519

           Net Cash (Used in) Operating Activities           (2,961,158)    2,337,465
                                                             ----------    ----------

Cash Flows From Investing Activities:
    Investment in Other Companies                                  -          (11,291)
    Expenditures for Property, Plant & Equipment               (329,300)     (405,846)
                                                             ----------    ----------
           Net Cash Used in Investing Activities               (329,300)     (417,137)
                                                             ----------    ----------

Cash Flows from Financing Activities:
    Issuance of Common Stock                                       -          115,700
                                                             ----------    ----------
           Net Cash Provided by Financing Activities               -          115,700
                                                             ----------    ----------

Cumulative Effect of Foreign Currency Translation
    Adjustment                                                  (34,771)      (37,784)
                                                             ----------    ----------

           Net (Decrease) Increase in Cash and
                     Cash Equivalents                        (3,325,229)    1,998,244

Cash and Cash Equivalents, Beginning of Year                  3,767,872     1,769,628
                                                             ----------    ----------

Cash and Cash Equivalents, End of Year                       $  442,643    $3,767,872
                                                             ==========    ==========

         See accompanying notes to the Consolidated Financial Statements

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000



Note 1:  Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of Capri Corp. (the "Company") and its consolidated wholly-owned subsidiaries, after eliminating material inter-company balances and transactions. The consolidated subsidiaries consist of Cimnet Systems, Inc. ("Cimnet"), a US corporation, Cimnet Informationssysteme GmbH, a German Limited liability company, Cimnet Systems (I) Private Limited, an India private limited company, Cimnet Systems Asia Pacific Limited, a corporation formed in Hong Kong, Cimnet Systems BV, a corporation formed in the Netherlands, Cimnet Systems Pte, Ltd a corporation formed in Malaysia, CSI-1, LLC, a limited liability company, and CSI-2, Inc., a corporation, both formed in the United States.

         Management's Estimates

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

         Nature of Operations

         The Company's operating subsidiaries are in the business of developing computer software and then licensing the rights for the use of its software product. In addition, the subsidiaries distribute certain computer hardware and provide technical support and training for their software product. The computer software is primarily designed for companies engaged in the manufacture of printed circuit boards. The subsidiaries grant credit to their customers who are located throughout the world.

         Cash and Cash Equivalents

         For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers demand deposits, eurodollar overnight time deposits, investments in various Federal government agency notes and other corporate notes having maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents at June 30, 2001 and 2000 consists of approximately $269,000 and $3,290,000, respectively, which are held in eurodollar overnight time deposits, Federal government agency notes and other corporate notes. These amounts are recorded at amortized cost, which approximates market value.

         At June 30, 2001 and 2000, approximately $112,000 and $300,000 of the balance of cash and cash equivalents was held in foreign bank accounts.

         Trade Receivables

         An allowance for doubtful accounts is established, through a provision charged to expense, when management believes that the collectibility of an account receivable is unlikely. Allowance for doubtful accounts amounted to approximately $63,000 in 2001 and $45,000 in 2000.

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000


Note 1.  Summary of Significant Accounting Policies (continued)

         Software Development Costs

         The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the cost of computer software to be sold, leased, or marketed". Initial costs are charged to operations as research and development until such time as the Company has established technological feasibility of the computer software product. Technological feasibility is established when a product and detail program design is complete, resources have been allocated to the project, the detail program specifications are confirmed to be consistent with the product design and the detail program design does not contain any high risk development issues. Thereafter, the Company capitalizes certain payroll and payroll related costs, outside contracted services and costs to obtain certain third-party licenses associated with the development of the software program.

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

         Fixed Assets, Net

         Fixed assets are stated at cost less an allowance for depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets as indicated in the following tabulation:

                                                                Years
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

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000


Note 1.  Summary of Significant Accounting Policies (continued)

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

         Basic and Diluted (Loss) Earnings Per Share

         Basic (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share follows the computation of basic earnings per share and gives effect to all dilutive potential common shares that were outstanding during the year. For the year ended June 30, 2001, outstanding common stock options of 754,667 have been excluded from the computation as their effect would be anti-dilutive.

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000


Note 1.  Summary of Significant Accounting Policies (continued)

         A reconciliation of net (loss) income and shares outstanding relating to the calculation of basic and diluted (loss) earnings per share follows:

                                                                                  Weighted
                                                                                  Average
                                                                Net                Shares                   Loss
                                                                Loss             Outstanding             Per-Share
                                                             ----------          -----------             ---------
          For the Year Ended June 30, 2001:

          Basic and Diluted (Loss) Per Share                 $ (897,003)          12,908,091              $ (0.07)
                                                             ==========           ==========              =======

                                                                                   Weighted
                                                                                    Average
                                                                Net                 Shares                Earnings
                                                               Income            Outstanding             Per-Share
                                                             ----------          -----------             ---------
          For the Year Ended June 30, 2000:

          Basic                                              $1,088,946           12,379,109              $  0.08
                                                                                                          =======
          Effect of Dilutive Securities: Stock Options                             1,137,786
                                                             ----------           ----------
          Diluted                                            $1,088,946           13,516,895              $  0.07
                                                             ==========           ==========              =======


         Foreign Currency Translation

         Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses.

         Comprehensive Income (Loss)

         The Company has adopted SFAS 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive net income and its components. It has, however, no impact on the net income or stockholders' equity as presented in the consolidated financial statements. The only item of comprehensive income (loss) that the Company currently reports is foreign currency translation gain (loss).

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000


Note 1.  Summary of Significant Accounting Policies (continued)

         Recent Pronouncements

         During the second quarter of 1998, the FASB issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. SFAS No. 133 is effective for the company on July 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. The Company's management has reviewed the terms of all material contracts and financial instruments and has determined that the adoption of SFAS No. 133, as amended, will have no material impact on its financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amorization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of their intangible assets within the first interim quarter after adoption of SFAS 142.

         When the Company adopts these statements, it is not expected to have a material impact on the Company's financial statements.

         Advertising Costs

         Advertising costs are expensed as incurred and are included in selling and marketing expenses. Advertising expenses amounted to approximately $200,000 and $65,000 in 2001 and 2000, respectively.

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000



Note 1.  Summary of Significant Accounting Policies (continued)

         Reclassifications

         Certain reclassifications of the 2000 balances have been made to conform to the 2001 presentation. There was no impact on net income or stockholders' equity.


Note 2.  Unamortized Software Development costs

         Changes in the unamortized software development costs for the years ended June 30, 2001 and 2000 follows:

                                                            2001           2000
                                                            ----           ----

          Balance, Beginning of Year                  $  773,802       $638,288
          Current Year:
            Total Expenses                             1,171,020        622,098
            Less - Research and Development Costs        604,836        269,116
                                                      ----------       --------

            Net Costs Capitalized                        566,184        352,982
                                                      ----------       --------

          Total Amortizable Cost Available             1,339,986        991,270

          Less Current Year Amortization                 262,000        217,468
                                                      ----------       --------

          Balance, End of Year                        $1,077,986       $773,802
                                                      ==========       ========

         In management's opinion, the net realizable value of future sales exceeds the carrying value of the unamortized software development costs; therefore, no adjustment to the carrying value is required. Should the estimates of future gross revenues, the remaining estimated economic life of the product, or both be reduced significantly in the near term, the carrying amount of the capitalized software cost would be reduced accordingly.


Note 3.  Fixed Assets, Net

         Fixed assets at June 30, 2001 and 2000 are as follows:

                                                            2001           2000
                                                            ----           ----

          Office Equipment                             $ 153,629       $133,088
          Computer Hardware and Software                 804,758        534,544
          Office Furniture and Fixtures                  333,944        295,399
                                                       ---------       --------

                                                       1,292,331        963,031
          Accumulated Depreciation and Amortization     (588,213)      (380,376)
                                                       ---------       --------

                                                       $ 704,118       $582,655
                                                       =========       ========

         Depreciation and amortization expense was $207,837 and $128,139 for the years ended June 30, 2001 and 2000, respectively.

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000


Note 4.  Income Taxes

         The provision for income taxes consists of the following:

                                                          2001            2000
                                                          ----            ----
          Income Tax Benefit (Expense):
            Current:
              Federal                                 $829,900      $ (860,251)
              State                                    192,200        (213,872)
              Foreign                                  (19,480)       (137,599)
            Deferred and Non-current:
              Federal                                 (253,000)        413,235
              State                                    (45,049)         82,265
                                                      --------      ----------
                                                      $704,571      $ (716,222)
                                                      ========      ==========

         In fiscal 2000, The Company was a cash basis taxpayer. In fiscal 2001, The Company converted to an accrual basis taxpayer.

         A reconciliation of income taxes calculated using the Federal statutory income tax rate of 34% to the income taxes as reported in the consolidated statements of operations follows:

                                                   2001        % of Pretax      2000       % of Pretax
                                                  Amount          Income       Amount         Income
                                                  ------          ------       ------         ------
         Income Tax Benefit (Expense) at the
             Federal Statutory Rate             $ 544,535          34.0%     $(586,557)        (34)%

           State Income Tax Benefit (Expense),
             Net of Federal Benefit                95,784           6.0        (89,584)         (5.2)

           Foreign Tax Withholding                (55,000)         (3.4)             -           -


           Difference in Foreign Tax Rates        146,871           9.2              -           -


           Change in Deferred Tax
             Valuation Allowance                  (35,000)         (2.2)       (25,000)         (1.4)

           Other, Net                               7,381           0.5        (15,081)         (0.9)
                                                ---------        -------     ---------        --------
                                                $ 704,571          44.1%     $(716,222)        (41.5)%
                                                =========        =======     =========        ==-=====

         Deferred income taxes are a result of temporary timing differences primarily arising from the election to expense research and development costs for tax purposes, the differences related to the depreciation methods and lives used for financial reporting and income tax reporting, and loss valuation reserves. In fiscal 2000,timing differences also arose due to the Company's recognition of income and expense on the accrual basis for financial reporting purposes and on the cash basis for income tax reporting purposes. The components of The Company's net deferred tax liabilities at June 30, 2001 and 2000 follows:

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000


Note 4.  Income Taxes (continued)

                                                                       2001             2000
                                                                       ----             ----
         Deferred Tax Assets:
            Capital Loss Carryover                                $   4,000      $     4,000
            Net Operating Loss                                       26,000           26,000
            Foreign Tax Credit                                       30,000
          Cash Basis Adjustments:
            Accounts Payable and Accrued Expenses                         -          277,508
            Deferred Sales                                                -          407,562
            Loss Valuation Reserve                                        -          159,645
                                                                  ---------      -----------
                                                                     60,000          874,715
                                                                  ---------      -----------
          Deferred and Non-Current Tax Liabilities:
            Capitalized R & D                                      (415,672)        (319,580)
            Change to Accrual Basis                                 (76,236)               -
            Depreciation                                            (49,628)         (41,556)
          Cash Basis Adjustments:
            Accounts Receivable                                           -         (727,830)
            Other                                                         -           (4,236)
                                                                  ---------      -----------
                                                                   (541,536)      (1,093,202)
                                                                  ---------      -----------
          Deferred Tax Valuation Allowance                          (60,000)         (25,000)
                                                                  ---------      -----------
              Net Deferred and Non Current Tax Liabilities        $(541,536)     $  (243,487)
                                                                  ==========     ============

         At June 30, 2001 Cimnet's German subsidiary had a net operating loss carryover available to offset future taxable income of approximately $54,000. This net operating loss carryover has an indefinite carryover period for which the net operating loss may be utilized. Management believes the net operating losses may not be utilized and, accordingly, have provided a valuation allowance against those benefits.


Note 5.  Stockholders' Equity

         The Company's certificate of incorporation authorizes 20,000,000 shares of common stock and 10,000,000 shares of undesignated stock, each with a par value of $.01. As of June 30, 2001 and 2000, there were 12,908,091 shares of common stock issued and outstanding. There were no shares of undesignated stock issued as of June 30, 2001 and 2000.

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000



Note 6.  Operating Leases

         The Company has entered into long-term operating leases for two of its office facilities. Approximate minimum future lease payments under these leases are as follows:

                             June 30,
                             2002                $  229,015
                             2003                   196,928
                             2004                   199,882
                             2005                   202,881
                             2006                   205,902
                             Thereafter             226,401
                                                 ----------
                                                 $1,261,009
                                                 ==========

         In addition, the Company is leasing three other office facilities on a month-to-month basis.

         Total rental expense for operating leases was approximately $227,000 and $121,000 for the years ended June 30, 2001 and 2000 , respectively.


Note 7.  Profit Sharing Plan

         Cimnet Systems, Inc. has a qualified profit sharing retirement plan with a 401(k) deferred compensation provision for all of its eligible US employees. The Plan also provides for discretionary employer profit sharing contributions as determined annually by the Company's Board of Directors. Contributions charged to operations for the Plan amounted to approximately $26,600 for 2001 and $ 65,000 for 2000.


Note 8.  Other Cash Flow Information

         Income taxes paid during the years ended June 30, 2001 and 2000 were $650,000 and $592,760, respectively. There were no cash payments for interest during 2001 or 2000.


Note 9.  Common Stock Option Plan

         The Company adopted incentive and nonqualified stock option plans for certain directors and employees beginning on October 1, 1995. The incentive stock option plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the Plan, options to purchase common stock are granted at prices not less than the estimated fair market value at the date of the grant and are exercisable during specified future periods.

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000



Note 9.  Common Stock Option Plan (continued)

         A summary of the stock option plan transactions is as follows:

                                                                Price per Share
                                                                ---------------
                                               Number                        Weighted
                                             of Shares         Range          Average

          Balance June 30, 1999                760,834      $0.04-0.60       $ 0.1761
            Granted                            576,667            0.60         0.6000
            Exercised                         (622,834)      0.04-0.60         0.1858
            Cancelled or Expired                     -               -              -
                                             ---------
          Balance June 30, 2000                714,667       0.04-0.60         0.5097

            Granted                             40,000            1.00          1.000
            Exercised                                -
                                             ---------
          Balance June 30, 2001                754,667      $0.35-1.00       $ 0.5357
                                             =========      ==========       ========

         The following table summarizes information about the stock options outstanding at June 30, 2001:

                                                Outstanding Options                        Exercisable Options
                   Range of           Number      Remaining Life      Weighted          Number          Weighted
                Exercise Prices      of Shares      (in years)      Average Price      of Shares      Average Price
                ---------------      ---------      ----------      -------------      ---------      -------------
                     $0.35            258,000          1.50            $ 0.35           195,000          $ 0.35
                     0.600            456,667          3.31              0.60           136,667            0.60
                      1.00             40,000           4.0              1.00               -0-             -0-

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

         An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Under SFAS 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and the value of the stock options are recognized ratably over the vesting period as compensation cost. Pro forma information follows to reflect the effect this method would have on net income and earnings per share had SFAS 123 been adopted. The values of stock options granted in both years were estimated using the assumptions of an expected life of five years, no dividends, volatility of 85 % in 2001 and 30 % in 2000 and a risk free interest rate of 6.1% in 2001 and 9.0 % in 2000.

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000



Note 9.  Common Stock Option Plan (continued)

                                                        2001              2000
                                                        ----              ----
          Net (Loss) Income:
            As Reported                            $(897,003)       $1,088,946
            ProForma                               $(922,603)       $  985,946

          Basic (Loss) Earnings Per Share:
            As Reported                            $   (0.07)       $     0.08
            ProForma                               $   (0.07)       $     0.08

          Diluted (Loss) Earnings Per Shares:
            As Reported                            $   (0.07)       $     0.07
            ProForma                               $   (0.07)       $     0.07

         The weighted average fair value of options granted during 2001 and 2000 was approximately $0.71 and $0.18 per share, respectively.


Note 10. Available Line of Credit

         On October 30, 2000, the Company renewed its revolving credit agreement with American National Bank and Trust Company of Chicago, dated October 30, 1999, which provides an open line of credit of up to five hundred thousand dollars ($500,000). This line of credit, which expires on October 31, 2001, provides for interest at one percent over the published prime rate of the bank on funds used, and is secured by the assets, (excluding intellectual property), of the Company and its domestic subsidiary. No amounts were due under this agreement at June 30, 2001 or 2000. At June 30, 2001, the Company was in violation of a covenant under this agreement. At that date, there was no outstanding revolving credit debt that would have to be reclassified. Accordingly, no waiver was requested from the lender with respect to this covenant.

         As of June 30, 2001 the Company has utilized $80,000 of the line in the form of an irrevocable letter of credit issued as security against renovations to the Company's new headquarters location. Assuming no events of default in the lease occur, the letter automatically reduces by $40,000 every six months, and fully expires in 2002.


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

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000



Note 11. Operating Segments and Enterprise-Wide Information(continued)

         The Company does however operate in multiple, geographic areas. Net revenue, by geographic areas follows:

                                                       2001               2000
                                                       ----               ----

          U. S.                                  $2,920,073         $3,361,357
          Europe                                  1,503,890          1,998,091
          Asia                                    1,166,120          1,978,777
          Other Countries                           112,217            236,935
                                                 ----------         ----------
                                                 $5,702,300         $7,575,160
                                                 ==========         ==========


         During the year ended June 30, 2001, one customer accounted for sales of approximately $1,294,600. At June 30, 2001, the accounts receivable balance for this customer was approximately $ 603,000.

         During the year ended June 30, 2000, two (2) customers accounted for sales of approximately $2,900,000 and the accounts receivable balance for these customers was approximately $109,000 at June 30, 2000.

         The sale of an extensive software system to a specific customer generally is nonrecurring and, accordingly, management does not believe that the Company is dependent on any one customer.


Note 12. Transactions with InterConexus.com, Inc.

         In March 2000 the Company formed a wholly owned subsidiary, InterConexus.com, Inc. ("ICC"). At the same time, the Company sought to register the ICC securities as a small business issuer under the provisions of section 12(g) of the Securities Exchange Act of 1934. The registration was approved and became effective on May 31, 2000. On May 18, 2000 the Company declared a distribution of all the issued and outstanding shares of ICC common stock to the Company's shareholders of record on May 30, 2000, payable on June 1, 2000, through a taxable spin-off. The distribution was on the basis of one share of ICC for each share of the Company's common stock held of record on the record date.

         During the year ended June 30, 2000, Capri invested $11,291 in ICC and received 12,908,091 shares of ICC common stock with a par value $.0001.

         At the spin-off date, the Board of Directors declared the dividend value to be $.0001 per share. Accordingly, the Company recorded a charge to operations of $10,000 to adjust its investment to the value of the declared dividend of $1,291.

                          Capri Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000



Note 12. Transactions with InterConexus.com, Inc.(continued)

         Related Party Transactions with ICC

         The Company and ICC have common members of their respective Board of Directors.

         For the purpose of governing certain ongoing relationships between the Company and ICC after the spin-off, Cimnet and ICC entered into a services agreement and adopted certain policies with respect to the following:

         Cimnet and ICC entered into a Services Agreement whereby Cimnet may provide certain services to ICC on an as-needed basis, at cost. The services provided under this agreement include accounting services, computer services, insurance coverage, payroll processing services and management of employee benefits programs, or any other similar services that ICC may require. ICC, at their discretion, may obtain these services from unrelated third parties.

         Cimnet shares office space with ICC and allocates to ICC its pro rata share of rent, common area maintenance charges and other costs and expenses under Cimnet's lease for that office space based upon the square footage of the shared office space occupied by ICC.

         During the year ended June 30, 2000, Cimnet billed ICC $434,672 for direct, reimbursable expenses and services incurred on behalf of ICC. During the year ended June 30, 2001 Cimnet billed ICC an additional $202,109 for services provided and funds advanced under this agreement. ICC was in the development stages of its operations. Accordingly, the Company has recorded a reserve against those billings, through a charge to operations, in the amount of $202,109 and $386,550 in 2001 and 2000 respectively. This charge is reflected in other expenses in the accompanying consolidated statement of operations. At June 30, 2001 the total amount charged to operations since ICC's inception was $588,659, representing the net amount ICC owes Cimnet.

         In 2001, ICC deregistered its stock and entered into an agreement to form a new entity and potentially sell substantially all its assets in exchange for restricted stock in the new entity. There is no market for these restricted shares and the company believes there will not be a market for these shares in the foreseeable future. In the opinion of company management, in the event this asset sale were not to take place, no other viable operating alternatives exist. Therefore, no cash or any other form of liquidity is available to ICC whether or not such sale is consummated. Accordingly, company management believes that ICC will be unable to repay the debt it owes the company and therefore, as of June 30, 2001, has written the receivable from ICC off its books as a charge against the above-described reserve.

         On August 29, 2001, ICC finalized the sale of its assets and received the restricted shares as described above. Following that closing, ICC had no operating capacity. The company has agreed to provide office space and certain other limited services to the new entity and to be reimbursed by that entity for those costs.

                                    PART III

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
   2.1 Articles of Incorporation of Capri Corp. [Incorporated by reference to Exhibit (2)(a) to the Company's Form 1-A (SEC File No. 24-C-4467)]
   2.2 Bylaws of Capri Corp. [Incorporated by reference to Exhibit (2)(b) to the Company's Form 1-A (SEC File No. 24-C-4467)]
   3.1 Specimen Certificate for Common Stock [Incorporated by reference to Exhibit (3) to the Company's Form 1-A (SEC File No. 24-C-4467)]
   6.1    Stock Option Plan of Capri Corp. [Incorporated by reference to Exhibit
          6.1 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.2    Mehul J. Dave Employment Agreement [Incorporated by reference to
          Exhibit 6.2 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.3    P. Balasubramanian Employment Agreement [Incorporated by reference to
          Exhibit 6.3 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.4    David L. Harris Employment Agreement [Incorporated by reference to
          Exhibit 6.4 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.5 Schedule A to Mehul J. Dave Employment Agreement [Incorporated by reference to Exhibit 6.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 (SEC File No. 0-28511)]
   6.6 Schedule A to P Balasubramanian Employment [Incorporated by reference to Exhibit 6.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 (SEC File No. 0-28511)]
   6.7 Promissory Note (Secured) by and among American National Bank and Trust of Chicago, Capri Corp. and Cimnet dated October 30, 1999 [Incorporated by reference to Exhibit 6.5 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
   6.8 Amendment to Stock Option Plan of Capri Corp. [Incorporated by reference to Exhibit 6.6 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-28511)]
  21.1    Subsidiaries of the Registrant
  24.1    Power of Attorney

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 25, 2001           CAPRI CORP.

                                     By:  /s/ Mehul J. Dave
                                         ----------------------------------
                                         Name:  Mehul J. Dave
                                         Title: Chairman of the Board, President
                                                and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


   SIGNATURE                              TITLE                                        DATE
   ---------                              -----                                        ----
Mehul J. Dave*               Director, Chairman of the Board, President and      September 25, 2001
                             Chief Executive Officer (Principal Executive,
                             Financial and Accounting Officer)

P. Balasubramanian*          Director, Executive Vice President, Secretary       September 25, 2001
                             and Treasurer

Robert W. Heller*            Director                                            September 25, 2001

Thomas Mueller*              Director                                            September 25, 2001

Jason W. Levin*              Director                                            September 25, 2001

------------

*By:  /s/ Mehul J. Dave      Individually and as Attorney-in-Fact                September 25, 2001
    --------------------
    Name: Mehul J. Dave