Form 10QSB
period 2001-09-30
CAPRI CORP
filed 2001-11-14
CIK 881601

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                   FORM 10-QSB


 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The registrant has a single class of common stock, of which there are 12,908,091 shares issued and outstanding as of November 1, 2001


Transitional Small Business Disclosure Format (Alternative 2):

                               Yes   X    No
                                    ---      ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                          CAPRI CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

ASSETS

Current Assets:
  Cash and Cash Equivalents                                                    $  691,272
  Trade Receivables, Net of Allowance for                                       2,090,131
    Doubtful Accounts of $94,200
  Recoverable Income Taxes                                                      1,169,259
  Other Current Assets                                                             88,630
                                                                               ----------
    Total Current Assets                                                        4,039,292

  Unamortized Software Development Costs                                        1,140,750
  Fixed Assets, Net of Accumulated Depreciation of $627,061                       670,984
  Other Assets                                                                     19,421
                                                                               ----------
    Total Assets                                                               $5,870,447
                                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Current Liabilities:
    Accounts Payable and Accrued Expenses                                      $  688,955
    Deferred Sales                                                                759,779
    Other Current Liabilities                                                      21,698
                                                                               ----------
    Total Current Liabilities                                                   1,470,432

    Non-Current Liabilities and Non-Current Deferred Income Taxes                 549,538
                                                                               ----------
    Total Liabilities                                                           2,019,970
                                                                               ----------
Stockholders' Equity:
  Common Stock                                                                    129,081
  Additional Paid in Capital                                                    1,307,010
  Retained Earnings                                                             2,558,851
  Accumulated Other Comprehensive Income (Loss):
    Foreign Currency Translation Adjustments                                     (144,465)
                                                                               ----------
  Total Stockholders' Equity                                                    3,850,477
                                                                               ----------
  Total Liabilities and Stockholders' Equity                                   $5,870,447
                                                                               ==========



           See accompanying notes to Consolidated Financial Statements

                          CAPRI CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                             ---------------------------
                                                                2001             2000
                                                             ----------       ----------
REVENUE:
   Software Sales                                            $  782,307       $  190,259
   Software Maintenance                                         590,579          546,584
   Other                                                        213,953          454,875
                                                             ----------       ----------
      Total Revenues                                          1,586,839        1,191,718

COST OF REVENUES:                                               513,439          663,348
                                                             ----------       ----------
      Gross Profit                                            1,073,400          528,370

OTHER OPERATING COST:
   Research and Development                                      91,174          112,929
   Selling and Marketing                                        286,096          283,493
   General and Administrative                                   585,828          512,755
                                                             ----------       ----------
      Operating Income (Loss)                                   110,302         (380,807)
                                                             ----------       ----------
OTHER INCOME (EXPENSE):
   Interest Income                                                2,928            7,832
   Other Income/Expense                                           2,212          (78,767)
                                                             ----------       ----------
      Total Income (Expense)                                      5,140          (70,935)
                                                             ----------       ----------
      Net Income (Loss) Before Income Taxes                     115,442         (451,742)

INCOME TAX BENEFIT                                               63,180          109,272
                                                             ----------       ----------
   Net Income (Loss)                                         $  178,622       $ (342,470)
                                                             ==========       ==========
EARNINGS (LOSS) PER SHARE:

   Basic                                                     $     0.01       $    (0.03)
                                                             ==========       ==========
   Diluted                                                   $     0.01       $    (0.03)
                                                             ==========       ==========


           See accompanying notes to Consolidated Financial Statements

                          CAPRI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                                                                          Accumulated
                                                                            Additional                      Other
                                                                Common       Paid-In      Retained       Comprehensive
                                                  Total         Stock        Capital      Earnings          Income
                                                ----------     --------     ----------   ----------      -------------
Balance July 1, 2000                            $4,606,427     $129,081     $1,307,010   $3,277,232       $ (106,896)

Comprehensive Loss:
   Net Loss                                       (342,470)           -              -     (342,470)               -
Other Comprehensive Loss:
   Foreign Currency Translation                     (5,395)           -              -            -           (5,395)
      Adjustment                                ----------     --------     ----------   ----------        ---------

Total Comprehensive Loss                          (347,865)           -              -     (342,470)          (5,395)
                                                ----------     --------     ----------   ----------        ---------

Balance September 30, 2000                      $4,258,562     $129,081     $1,307,010   $2,934,762        $(112,291)
                                                ==========     ========     ==========   ==========        =========

Balance July 1, 2001                            $3,674,653     $129,081     $1,307,010   $2,380,229        $(141,667)

Comprehensive Income (Loss):
   Net Income                                      178,622            -              -      178,622                -
Other Comprehensive Loss:
   Foreign Currency Translation                     (2,798)           -              -            -           (2,798)
      Adjustment                                ----------     --------     ----------   ----------        ---------

Total Comprehensive Income                         175,824            -              -      178,622           (2,798)
                                                ----------     --------     ----------   ----------        ---------
Balance September 30, 2001                      $3,850,477     $129,081     $1,307,010   $2,558,851        $(144,465)
                                                ==========     ========     ==========   ==========        =========


           See accompanying notes to Consolidated Financial Statements

                          CAPRI CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                or Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                                          2001                  2000
                                                                       ---------             -----------
Cash Flows From Operating Activities:
Net Income (Loss)                                                      $ 178,622             $  (342,470)
                                                                       ---------             -----------
Adjustments to Reconcile Net (Loss) Income
  to Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                                        132,254                  90,431
    Loss Provisions                                                       30,000                 103,840
    Deferred Income Taxes                                                  8,002                (601,515)
  (Increase) Decrease in:
    Accounts Receivables                                                  (1,400)               (118,321)
    Recoverable Income Taxes                                             (83,680)               (105,924)
    Unamortized Software Development Costs                              (137,764)               (110,693)
    Other Current Assets                                                  17,044                 (42,021)
    Other Assets                                                             178                 (58,471)
  (Increase) Decrease in:
    Accounts Payable                                                     (69,934)               (170,018)
    Deferred Revenue                                                     116,391                (172,531)
    Accrued Expenses                                                      84,821                (320,627)
    Other Current Liabilities                                              1,013                   1,532
    Income Taxes Payable                                                       -                       -
                                                                       ---------             -----------
Total Adjustments                                                         96,925              (1,504,318)

      Net Cash Provided by (Used in) Operating Activities                275,547              (1,846,788)
                                                                       ---------             -----------
Cash Flows From Investing Activities:
  Expenditures for Property, Plant & Equipment                           (24,120)               (165,240)
                                                                       ---------             -----------
      Net Cash Used in Investing Activities                              (24,120)               (165,240)
                                                                       ---------             -----------
Cumulative Effect of Foreign Currency Translation
  Adjustment                                                              (2,798)                 (5,395)
                                                                       ---------             -----------
      Net Increase (Decrease) in Cash and
        Cash Equivalents                                                 248,629              (2,017,423)

Cash and Cash Equivalents, Beginning of Period                           442,643               3,767,872
                                                                       ---------             -----------
Cash and Cash Equivalents, End of Period                               $ 691,272             $ 1,750,449
                                                                       =========             ===========


           See accompanying notes to Consolidated Financial Statements

Note 1:  Summary of Selected Significant Accounting Policies

         Principles of Consolidation

         The unaudited condensed consolidated financial statements include the accounts of Capri Corp. (the "Company") and its consolidated wholly-owned subsidiaries, after eliminating material inter-company balances and transactions. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended June 30, 2001. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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


         Basic and Diluted Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share follows the computation of basic earnings per share and gives effect to all dilutive potential common shares that were outstanding during the year. For the quarter ended September 30, 2001 and 2000, outstanding common stock options of 714,667 have been excluded from the computation as their effect would be anti-dilutive.

         A reconciliation of net income (loss) and shares outstanding relating to the calculation of basic and diluted earnings (loss) per share follows:

                                                                                   Weighted
                                                                                    Average
                                                                   Net              Shares            Earnings
                                                                 Income           Outstanding         Per-Share
                                                                --------          -----------         ---------
         For the Three Months Ended September 30, 2001:

         Basic and Diluted                                      $178,622          12,908,091            $ 0.01
                                                                ========          ==========            ======


                                                                                   Weighted
                                                                                    Average
                                                                   Net              Shares              Loss
                                                                  Loss            Outstanding         Per-Share
                                                                --------          -----------         ---------
         For the Three Months Ended September 30, 2000:

         Basic and Diluted                                    $(342,470)           12,908,091           $(0.03)
                                                              =========            ==========           ======


         Recent Pronouncements

         In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets:
         ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2003.


Note 2.  Available Line of Credit

         During the quarter ended September 30, 2001, the Company had a revolving line of credit at American National Bank, which provided an open line of credit of up to five hundred thousand ($500,000). No amounts were outstanding under this agreement at September 30, 2001.

         Subsequent to September 30, 2001, American National Bank allowed this line of credit to expire as of October 31, 2001 and does not intend to renew the agreement. American National Bank has agreed to honor an irrevocable letter of credit totaling approximately $80,000 issued as security against renovations to the Company's headquarters location. Assuming no events of default in the lease occur, the letter automatically reduces by $40,000 every six months, and fully expires in 2002.

Note 3.  Income Taxes

         The provision for income taxes consists of the following:

                                                                     2001                 2000
                                                                   --------            ---------
         Income Tax Benefit (Expense):
           Current:
           Federal                                                 $  64,719           $ 137,790
           State                                                      13,020              18,410
           Foreign                                                  (11,731)              (2,915)
         Deferred and Non-current:
           Federal                                                   (2,296)             (39,613)
           State                                                       (532)              (4,400)
                                                                   --------            ---------
                                                                   $ 63,180            $ 109,272
                                                                   ========            =========

         In fiscal 2000, The Company was a cash basis taxpayer. In fiscal 2001, The Company converted to an accrual basis taxpayer.

         A reconciliation of income taxes calculated using the Federal statutory income tax rate of 34% to the income taxes as reported in the consolidated statements of operations follows:


                                                             2001        % of Pretax        2000        % of Pretax
                                                            Amount         Income          Amount         Income
                                                           --------      -----------      ---------     -----------
         Income Tax Benefit (Expense) at the
           Federal Statutory Rate                          $(39,250)       (34.0%)        $ 153,592         34.0%

         State Income Tax Benefit (Expense),
           Net of Federal Benefit                            (5,553)        (4.8)            21,729          4.8

         Difference in Foreign Tax Rates                    109,769         95.1            (65,197)       (14.4)

         Other, Net                                          (1,786)        (1.5)              (852)        (0.2)
                                                           --------         ----          ---------         ----
                                                           $ 63,180         54.8%         $ 109,272         24.2%
                                                           ========         ====          =========         ====

Note 4.  Stockholders' Equity

         The Company's certificate of incorporation authorizes 20,000,000 shares of common stock and 10,000,000 shares of undesignated stock, each with a par value of $.01. As of September 30, 2001 and 2000, there were 12,908,091 shares of common stock issued and outstanding. There were no share of undesignated stock issued as of September 30, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The Registrant relied upon Alternative 2 in its annual report on Form 10-KSB for the fiscal year ended June 30, 2001. There is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.



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

       6.7          Promissory Note (Secured) by and among American National
                    Bank and Trust of Chicago, Capri Corp. and Cimnet dated
                    October 30,

    Exhibit No.                    Description
    -----------                    -----------

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



                                   CAPRI CORP.
                                   (Registrant)



Date: November 13, 2001


                                   By:         /s/ Mehul J. Dave
                                       ----------------------------------------
                                       Mehul J. Dave, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Financial Officer)